Form 10-Q
period 2021-09-30
RenovoRx, Inc.
filed 2021-11-15
CIK 1574094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-40708

RENOVORX, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	27-1448452
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4546 El Camino Real, Suite B1 Los Altos, California	94022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 284-4433

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	RNXT	Nasdaq Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 1, 2021, the registrant had 8,908,150 shares of common stock, $0.0001 par value per share, outstanding.

i

Forward-Looking Statements

This Quarterly Report on Form 10-Q, or Quarterly Report, contains forward-looking statements that are based on our beliefs and assumptions and on information currently available to us. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. These forward-looking statements include, but are not limited to, information regarding our expectations on the timing of clinical study initiation and results and the timing and success of future development of our products; our possible or assumed future results of operations and expenses, including research and development expenses; business strategies and plans; trends; market sizing; competitive position; industry environment; potential growth opportunities; reliance on third parties, including third-party manufacturers; the timing of product revenues, if any; financing needs; liquidity, cash flows and operating losses; the effects of the COVID-19 pandemic, including on our preclinical and clinical studies; and impact of the Affordable Care Act and other legislation, among other things. In some cases, investors can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” or similar expressions and the negatives of those terms.

We have based these forward-looking statements largely on our current expectations and projections about our business, the industry in which we operate and financial trends that we believe may affect our business, financial condition, results of operations and prospects, and these forward-looking statements are not guarantees of future performance or development. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of risks, uncertainties and assumptions described in the section titled “Risk Factors” and elsewhere in this Quarterly Report. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, investors should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events or otherwise.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

ii

PART I—FINANCIAL INFORMATION

Item 1. Condensed Interim Financial Statements (Unaudited)

RenovoRx, Inc.

Condensed Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2021	2020
		(audited)
Assets
Current assets:
Cash and cash equivalents	$17,725	$1,795
Prepaid expenses and other current assets	439	115
Total current assets	18,164	1,910
Leasehold improvements, net	10	-
Other assets	4	4
Total assets	$18,178	$1,914
Liabilities, convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$133	$162
Accrued expenses	492	311
Promissory note, current	-	117
Convertible note	-	2,650
Derivative liability	-	856
Total current liabilities	625	4,096
Promissory note, net of current portion	-	23
Total liabilities	$625	4,119
Commitments and contingencies (Note 8)
Convertible preferred stock, $0.0001 par value; 15,000,000 and 22,360,455 shares authorized; 0 and 3,535,469 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively (aggregate liquidation preference of $0 at September 30, 2021 and $12,782 as of December 31, 2020)	-	12,451
Stockholders’ equity (deficit):
Common stock, $0.0001 par value, 250,000,000 and 42,000,000 shares authorized; 8,908,150 and 2,291,497 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	1	1
Additional paid-in capital	36,481	303
Accumulated deficit	(18,929)	(14,960)
Total stockholders’ equity (deficit)	17,553	(14,656)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$18,178	$1,914

The accompanying notes are an integral part of these condensed interim financial statements.

RenovoRx, Inc.

Condensed Statements of Operations

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$767	$727	$1,938	$1,934
General and administrative	628	183	1,377	631
Total operating expenses	1,395	910	3,315	2,565
Loss from operations	(1,395)	(910)	(3,315)	(2,565)
Interest expense, net	(208)	(186)	(835)	(355)
Other income, net	170	-	119	-
Loss (gain) on loan extinguishment	(78)	-	62	-
Total other expenses, net	(116)	(186)	(654)	(355)
Net loss	$(1,511)	$(1,096)	$(3,969)	$(2,920)
Net loss per share, basic and diluted	$(0.27)	$(0.48)	$(1.09)	$(1.31)
Weighted-average shares of common stock outstanding, basic and diluted	5,620,135	2,263,589	3,640,988	2,233,645

The accompanying notes are an integral part of these condensed interim financial statements.

RenovoRx, Inc.

Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited)

(in thousands, except share amounts)

					Additional		Total
	Convertible Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance—December 31, 2020 (audited)	3,535,469	$12,451	2,233,139	$1	$303	$(14,960)	$(14,656)
Issuance of common stock upon exercise of stock options	-	-	50,058	-	34	-	34
Stock-based compensation expense	-	-	-	-	8	-	8
Net loss						(1,148)	(1,148)
Balance—March 31, 2021	3,535,469	$12,451	2,283,197	1	$345	$(16,108)	$(15,762)
Issuance of common stock upon exercise of stock options	-	-	8,300	-	5	-	5
Stock-based compensation expense	-	-	-	-	7	-	7
Net loss	-	-	-	-	-	(1,310)	(1,310)

Balance—June 30, 2021	3,535,469	$12,451	2,291,497	1	$357	$(17,418)	$(17,060)
Conversion of convertible preferred stock to common stock upon initial public offering	(3,535,469)	(12,451)	3,535,469	-	12,451	-	12,451
Conversion of convertible notes and accrued interest to units upon initial public offering	-	-	708,820	-	5,279	-	5,279
Reclassification of derivative liability upon conversion of convertible notes	-	-	-	-	1,101	-	1,101
Proceeds from initial public offering, net of underwriters’ commissions, discounts and issuance costs of $2,090	-	-	1,850,000	-	14,561	-	14,561
Issuance of common stock upon exercise of warrants issued upon initial public offering	-	-	247,700	-	2,675	-	2,675
Issuance of common stock upon exercise of stock options			274,574		51	-	51
Reverse stock split adjustment	-	-	90	-	-	-	-
Stock-based compensation expense	-	-	-	-	6	-	6
Net loss	-	-	-	-	-	(1,511)	(1,511)
Balance—September 30, 2021	-	$-	8,908,150	$1	$36,481	$(18,929)	$17,553

The accompanying notes are an integral part of these condensed interim financial statements.

RenovoRx, Inc.

Condensed Statements of Convertible Preferred Stock and Stockholders’ Deficit

(Unaudited)

(in thousands, except share amounts)

					Additional		Total
	Convertible Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance—December 31, 2019	3,508,631	$12,391	2,177,187	$-	$235	$(11,162)	$(10,926)
Issuance of restricted stock award to Nonemployee for service	-	-	24,478	-	17	-	17
Issuance of common stock upon exercise of stock options	-	-	16,666	-	11	-	11
Issuance of Series A-1 convertible preferred stock upon exercise of warrant	26,838	25	-	-	-	-	-
Warrant liability transferred to mezzanine equity upon exercise of warrant	-	35	-	-	-	-	-
Stock-based compensation expense	-	-	-	-	10	-	10
Net loss						(1,051)	(1,051)
Balance—March 31, 2020	3,535,469	12,451	2,218,331	1	273	(12,213)	(11,939)
Stock-based compensation expense	-	-	-	-	8	-	8
Net loss	-	-	-	-	-	(773)	(773)
Balance—June 30, 2020	3,535,469	12,451	2,218,331	1	281	(12,986)	(12,704)
Stock-based compensation expense	-	-	-	-	7	-	7
Net loss	-	-	-	-	-	(1,096)	(1,096)
Balance—September 30, 2020	3,535,469	12,451	2,218,331	1	288	(14,082)	(13,793)

The accompanying notes are an integral part of these condensed interim financial statements.

RenovoRx, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2021	2020
Operating activities
Net loss	$(3,969)	$(2,920)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	21	25
Amortization on leasehold improvement	5	-
Loss on change in fair value of derivative liability	(118)	-
Gain on loan extinguishment from PPP loan	(140)	-
Loss on loan extinguishment from convertible notes	78	-
Amortization of debt discount	697	341
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(324)	26
Accounts payable	(29)	(287)
Accrued expenses	421	257
Net cash used in operating activities	(3,358)	(2,558)
Investing activities
Expenditures for leasehold improvements	(15)	-
Net cash used in investing activities	(15)	-
Financing activities
Net proceeds from issuance of common stock upon initial public offering	14,561	-
Proceeds from exercise of warrants	2,675	-
Proceeds from convertible notes	1,977	2,570
Proceeds from promissory note	-	140
Proceeds from exercise of Series A-1 warrant	-	25
Proceeds from exercise of common stock options	90	11
Net cash provided by financing activities	19,303	2,746
Increase in cash and cash equivalents	15,930	188
Cash, cash equivalents, beginning of period	1,795	2,124
Cash, cash equivalents, end of period	$17,725	$2,312
Supplemental disclosure of non-cash investing and financing activities:
Derivative liability	$738	$743
Conversion of convertible preferred stock upon initial public offering	$12,451	$-
Conversion of convertible notes upon initial public offering	$5,279	$-

The accompanying notes are an integral part of these condensed interim financial statements.

RenovoRx, Inc.

Notes to the Unaudited Condensed Interim Financial Statements

1. Business and Principal Activities

Description of Business

RenovoRx, Inc. (the “Company”) was incorporated in the state of Delaware in December 2012 and operates from its headquarters in Los Altos, California. The Company is a clinical-stage biopharmaceutical company focused on developing therapies for the local treatment of solid tumors and conducting a phase 3 pancreatic cancer clinical trial for its lead product candidate RenovoGem™. The Company’s therapy platform, RenovoRx Trans-Arterial Micro-Perfusion, or RenovoTAMP™ utilizes approved chemotherapeutics with validated mechanisms of action and well-established safety and side effect profiles, with the goal of increasing their efficacy, improving their safety, and widening their therapeutic window.

Initial Public Offering

On August 25, 2021, the Company’s Registration Statement on Form S-1 (File No. 333-258071) relating to its initial public offering (“IPO”) of units of securities, or units, was declared effective by the U.S. Securities and Exchange Commission, (or “SEC”), and its shares of common stock began trading on the Nasdaq Capital Market on August 26, 2021. The transaction formally closed on August 30, 2021. In connection with the IPO, the Company issued and sold an aggregate of 1,850,000 units at a price of $9.00 per unit. Each unit consisted of (a) one share of common stock and (b) one warrant to purchase one share of common stock at an exercise price equal to $10.80 per share, which is exercisable for a period of five years after the issuance date. The Company also granted the underwriters an over-allotment option, exercisable for 45 days after August 25, 2021, to purchase any combination of up to 277,500 shares of its common stock and/or common stock warrants to purchase 277,500 shares of common stock with an exercise price of $10.80 per share. The underwriters exercised their over-allotment option to purchase 277,500 common stock warrants on August 30, 2021. In connection with the IPO, the underwriters were issued a five-year warrant, exercisable on or after February 25, 2022, to purchase up to 198,875 shares of the Company’s common stock at an exercise price of $10.80.

The Company received aggregate gross proceeds of $16.7 million from the IPO, paid underwriting discounts and commissions of $1.3 million and incurred other expenses of $0.8 million. As a result, the net offering proceeds to the Company, after deducting underwriting discounts and commissions and other offering expenses, were $14.6 million. Immediately prior to the closing of the IPO, all shares of convertible preferred stock then outstanding were converted into 3,535,469 shares of common stock after giving effect to the reverse stock split. In addition, all of the outstanding Convertible Notes, representing principal and accrued but unpaid interest of $5.3 million, converted into an aggregate of 708,820 units. Each unit consisted of (a) one share of common stock and (b) one warrant to purchase one share of common stock at an exercise price equal to $10.80 per share, which is exercisable for a period of five years after the issuance date. The 2020 Convertible Notes converted at a 20% discount to the IPO price and the 2021 Convertible Notes converted at a 12.5% discount to the IPO price, see Note 5, Convertible Notes.

Reverse Stock Split

The Company filed a certificate of amendment to its Fifth Amended and Restated Certificate of Incorporation to effect a 1-for-5 reverse stock split of its issued and outstanding preferred stock and common stock, which became effective on August 5, 2021. The number of authorized shares and the par values of the common stock and convertible preferred stock were not adjusted as a result of the reverse stock split. Adjustments corresponding to the reverse stock split were made to the ratio at which the Company’s convertible preferred stock converted into the Company’s common stock. Accordingly, all share and per share amounts related to the common stock, stock options, warrants and restricted stock awards for all periods presented in the accompanying financial statements and notes thereto have been retroactively adjusted, where applicable, to reflect the effect of the reverse stock split.

Liquidity and Capital Resources

The Company raised $14.6 million in net proceeds from its IPO in August 2021 and from the Company’s inception through September 30, 2021, it raised an aggregate of $35.0 million in net cash proceeds from the sale and issuance of convertible preferred stock, convertible notes, issuance of common stock in connection with its IPO and the exercise of warrants. The Company had cash and cash equivalents of $17.7 million as of September 30, 2021.

The Company has incurred significant losses and negative cash flows from operations since its inception. For the nine months ending September 30, 2021, the Company reported a net loss of $4.0 million and an accumulated deficit of $18.9 million and does not expect to generate positive cash flows from operations in the foreseeable future. The Company expects to incur significant and increasing losses until regulatory approval is granted for its first product candidate, RenovoGem™. Regulatory approval is not guaranteed and may never be obtained. The Company may seek to raise additional capital through debt financings, private or public equity financings, license agreements, collaborative agreements or other arrangements with other companies, or other sources of financing. There can be no assurance that such financing will be available or will be at terms acceptable to the Company. The inability to raise capital as and when needed would have a negative impact on the Company’s financial condition and its ability to pursue its business strategy. The Company will need to generate significant revenue to achieve profitability, and it may never do so.

The Company has reviewed the relevant conditions and events surrounding its ability to continue as a going concern including among others: historical losses, projected future results, including the effects of the novel coronavirus (“COVID-19”) pandemic, cash requirements for the upcoming year, funding capacity, net working capital, total stockholders’ deficit and future access to capital. Based upon the Company’s current operating plan, management believes that its existing cash and cash equivalents as of September 30, 2021 will be sufficient to allow the Company to fund operating, investing and financing cash flow needs for at least twelve months from the date of issuance of these interim condensed financial statements. The accompanying condensed interim financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The accompanying condensed interim financial statements do not reflect any adjustments relating to the recoverability and reclassifications of assets and liabilities that might be necessary if the Company is unable to continue as a going concern.

2. Summary of Significant Accounting Policies

Basis of Presentation and Unaudited Condensed Interim Financial Information

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the SEC for interim reporting. As permitted under those rules and regulations, certain footnotes or other financial information normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The condensed interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal, recurring adjustments that are necessary to present fairly the Company’s results for the interim periods presented. The condensed balance sheet as of December 31, 2020, is derived from the Company’s audited financial statements. The results of operations for the three and nine months ended September 30, 2021, are not necessarily indicative of the results to be expected for the year ending December 31, 2021, or for any other future annual or interim period.

The accompanying unaudited condensed interim financial statements should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2020, which are included in the Company’s prospectus related to the Company’s IPO, filed with the SEC on August 25, 2021, pursuant to Rule 424(b) under the Securities Act of 1933.

Use of Estimates

The preparation of unaudited condensed interim financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed interim financial statements and accompanying notes. The Company bases its estimates on historical experience and market-specific or other relevant assumptions that it believes are reasonable under the circumstances. Assets and liabilities reported in the Company’s condensed balance sheets and expenses and income reported are affected by estimates and assumptions, which are used for, but are not limited to, determining the fair value of assets and liabilities, including the accrual of certain liabilities, the valuation of financial instruments, the fair value of the Company’s common stock, income tax uncertainties, and measurement of stock-based compensation expense. Actual results could differ from such estimates or assumptions.

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains bank deposits in federally insured financial institutions and these deposits may exceed federally insured limits. The Company is exposed to credit risk in the event of default by the financial institutions holding its cash and cash equivalents to the extent recorded in the condensed balance sheets. The Company has not experienced any losses on its deposits of cash and cash equivalents. The Company is subject to a number of risks similar to other early-stage biopharmaceutical companies, including, but not limited to, the need to obtain adequate additional funding, possible failure of current or future preclinical studies or clinical trials, its reliance on third parties to conduct its clinical trials, the need to obtain regulatory and marketing approvals for its product candidates, competitors developing new technological innovations, the need to successfully commercialize and gain market acceptance of the Company’s product candidates, protection of its proprietary technology, and the need to secure and maintain adequate manufacturing arrangements with third parties.

The Company relied, and expects to rely, on a small number of third-party manufacturers to manufacture and supply its RenovoCath devices and its product candidates for clinical trials. These activities could be adversely affected by a significant interruption in supply of these items. If the Company does not successfully commercialize or partner any of its product candidates, it will be unable to generate product revenue or achieve profitability.

Deferred Offering Costs

The Company incurred offering costs consisting of legal, accounting and other fees and costs directly attributable to the Company’s IPO. For the three and nine months ended September 30, 2021, the Company charged $774,000 of deferred offering costs to additional paid-in capital upon completion of the IPO in August 2021. There were no deferred offering costs at September 30, 2021 and December 31, 2020.

Operating Segment

The Company operates and manages its business as one reportable and operating segment, which is the development of a platform technology to deliver de-risked small molecules for localized treatment of solid cancer tumors. The Company’s chief executive officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for allocating resources and evaluating financial performance.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of 90 days or less from the purchase date to be cash equivalents. Cash and cash equivalents are held in accounts at financial institutions. Cash equivalents consist of amounts held in a money market account. Such deposits have and will continue to exceed federally insured limits in the foreseeable future.

Leasehold Improvements, Net

Leasehold improvements are presented at cost, net of accumulated amortization. Amortization expense is recorded using the straight-line method over the shorter of the remaining lease term or the estimated useful life.

Convertible Instruments and Embedded Derivatives

The Company accounts for certain redemption features that are associated with convertible notes as liabilities at fair value and adjusts the instruments to their fair value at the end of each reporting period. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in other income (expense), net in the condensed statements of operations. Derivative instrument liabilities are classified in the condensed balance sheets as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of December 31, 2020, the Company’s only derivative financial instrument was related to the 2020 Convertible Notes, which contained certain redemptive features. The Company completed its IPO on August 30, 2021, which triggered the automatic conversion of all outstanding Convertible Notes, plus accrued interest, into units, consisting of (a) one share of common stock and (b) one five-year warrant to purchase one share of common stock at an exercise price equal to $10.80 per share. Upon the conversion of the Convertible Notes, the outstanding Convertible Notes, plus accrued interest thereon totaling $5.3 million, net of unamortized debt discounts, were derecognized into stockholders’ equity (Note 5).

Clinical Trial Expenses

The Company makes payments in connection with its ongoing Phase 3 clinical trial under contracts with clinical trial sites and contract research organizations that support conducting and managing clinical trials. The financial terms of these agreements are subject to negotiation and vary from contract to contract and may result in uneven payment flows. Generally, these agreements set forth the scope of work to be performed at a fixed fee, unit price or on a time and materials basis. A portion of the obligation to make payments under these contracts depends on factors such as the successful enrollment or treatment of patients or the completion of other clinical trial milestones.

Expenses related to clinical trials are accrued based on estimates and/or representations from service providers regarding work performed, including actual level of patient enrollment, completion of patient studies and progress of the clinical trials. Other incidental costs related to patient enrollment or treatment are accrued when reasonably certain. If amounts and obligations to pay under clinical trial agreements are modified (for instance, as a result of changes in the clinical trial protocol or scope of work to be performed), the accruals are adjusted accordingly. Revisions to contractual payment obligations are charged to expense in the period in which the facts that give rise to the revision become reasonably certain. In addition, the clinical trial sites involved in our Phase 3 clinical trial of RenovoGem are charged for the RenovoCath delivery devices used in the trial. The payments received from the clinical trial sites for the devices are adequate to cover the direct costs of manufacturing and offset research and development expenses.

Research and Development Expenses

Research and development expenses are charged to expense as incurred. Research and development expenses includes personnel costs including salaries, benefits and stock-based compensation for employees related to research and development activities. In addition, expenses for consultants that support clinical trial studies, materials costs, external clinical drug product manufacturing costs, outside services costs, regulatory activities including filing fees, fees for maintaining licenses and other amounts due to third-party agreements, laboratory materials, clinical trial, as noted above, and supplies to support our research activities, as well as allocated facility related costs.

Fair Value Measurement

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability, or an exit price, in the principal or most advantageous market for that asset or liability in an orderly transaction between market participants on the measurement date. Fair value measurement establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs, where available, and minimize the use of unobservable inputs when measuring fair value.

The Company determined the fair value of financial assets and liabilities using the fair value hierarchy that describes three levels of inputs that may be used to measure fair value, as follows:

Level 1—Quoted prices in active markets for identical assets and liabilities;

Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

As of September 30, 2021, fair value measurements consisted solely of cash equivalents which comprise money market securities. The carrying amounts of these instruments approximate their fair value. The carrying value of all remaining current assets and current liabilities approximate their fair value.

Stock-Based Compensation Expense

The Company maintains an equity incentive plan as a long-term incentive for selected employees, consultants, and directors. The plan allows for the issuance of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock grants, and restricted stock units.

The Company accounts for stock-based compensation expense by measuring and recognizing compensation expense for all share-based payments made to employees and non-employees based on estimated grant-date fair values. The Company uses the straight-line method to allocate compensation cost to reporting periods over each recipient’s requisite service period, which is generally the vesting period over four years. The Company estimates the fair value of stock options granted to employees and non-employees using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires the input of subjective assumptions, including expected volatility, expected dividend yield, expected term and the risk-free rate of return.

Prior to the Company’s IPO, given the absence of a public trading market, the Company’s Board of Directors considered numerous objective and subjective factors to determine the fair value of the common stock at each grant date. These factors included, but were not limited to: (i) contemporaneous third-party valuations of common stock; (ii) the prices for preferred stock sold to outside investors; (iii) the rights and preferences of preferred stock relative to common stock; (iv) the lack of marketability of the Company’s common stock; (v) developments in the business; and (vi) the likelihood of achieving a liquidity event, such as an IPO or sale of the business, given prevailing market conditions. The methodology to determine the fair value of our common stock included estimating the fair value of the enterprise using the “backsolve” method, which is a market approach that assigns an implied enterprise value by accounting for all share class rights and preferences based on the latest round of financing. The total equity value implied was then applied in the context of an option pricing model to determine the value of each class of our shares.

Future awards will be based on the closing price of the Company’s common stock as reported on the date of grant to determine the fair value of the award.

Emerging Growth Company and Smaller Reporting Company Status

The Company is an emerging growth company (“EGC”) as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”) and may take advantage of reduced reporting requirements that are otherwise applicable to public companies. Section 107 of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with those standards. The Company has elected to use the extended transition period for complying with new or revised accounting standards.

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s financial position or results of operations upon adoption.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In June 2018, the FASB issued Accounting Standards Updates (“ASU”) No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting (ASU 2018-07). The standard simplifies the accounting for share-based payments granted to nonemployees for goods and services and aligns most of the guidance on such payments to the nonemployees with the requirements for share-based payments granted to employees. ASU 2018-07 is effective for the Company for annual reporting periods beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020, with early adoption permitted. The guidance should be applied to new awards granted after the date of adoption. The Company adopted this new standard on January 1, 2020 and the adoption of this standard did not have an impact on its condensed interim financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13). The standard eliminates, adds and modifies certain disclosure requirements for fair value measurements. Entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but public companies will be required to disclose the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The standard is effective for annual reporting periods beginning after December 15, 2019, and for interim periods within those periods. The Company adopted this new standard on January 1, 2020, with no material impact on its condensed interim financial statements.

-In November 2016, the FASB ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18), which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and restricted cash. Therefore, amounts described as restricted cash should be included with cash and cash equivalents when reconciling the beginning of period and end of period amounts shown on the statement of cash flows. The Company adopted this guidance on January 1, 2019, and it did not have an impact on its financial results, but it did result in a change in the presentation of restricted cash and cash equivalents within the statements of cash flows.

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02). The guidance requires lessees to recognize assets and liabilities related to long-term leases on the balance sheet and expands disclosure requirements regarding leasing arrangements. In July 2018, the FASB issued additional guidance, which offers a transition option to entities adopting the new lease standards, and a package of practical expedients an entity can elect to utilize to reduce the level of effort required for adoption. Under the transition option, entities can elect to apply the new guidance using a modified retrospective approach at the beginning of the year in which the new lease standard is adopted, rather than to the earliest comparative period presented in their financial statements. In November 2019, the FASB issued ASU 2019-10, Leases (Topic 842) (ASU 2019-10), deferring the effective date for the Company for fiscal years beginning after December 15, 2020 and interim periods within fiscal years beginning after December 15, 2021. In June 2020, the FASB issued ASU 2020-05, Leases (Topic 842) (ASU 2020-05), which further defers the effective date for the Company for fiscal years beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2021. Early adoption is permitted. The Company plans to adopt this new standard effective January 1, 2022. The Company is currently evaluating its contracts to determine whether there will be a significant impact from the adoption of this guidance on its condensed interim financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (ASU 2016-13), which requires the measurement of expected credit losses for financial instruments carried at amortized cost, such as accounts receivable, held at the reporting date based on historical experience, current conditions and reasonable forecasts. The main objective of this standard is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financing Instruments – Credit Losses (ASU 2018-19), which included an amendment of the effective date. The standard is effective for the Company for annual reporting periods beginning after December 15, 2021, and for interim periods within those periods. Early adoption is permitted. The Company plans to adopt this new standard on January 1, 2022 and does not believe that adoption will have a significant impact on its condensed interim financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which simplifies the accounting for income taxes, and is effective on a prospective basis for annual reporting periods beginning after December 15, 2021 and for interim periods within fiscal years beginning after December 15, 2022, with early adoption permitted. The Company plans to adopt this new standard on January 1, 2022 and does not believe that adoption will have a significant impact on its condensed interim financial statements.

In August 2020, the FASB issued ASU No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) (ASU 2020-06): Accounting for Convertible Instruments and Contracts in an Entity, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The updated guidance is effective on a prospective basis for annual reporting periods beginning after December 15, 2023 and for interim periods within those periods. Early adoption is permitted. The Company has not yet determined the impact that this new standard will have on its financial position and results of operations.

3. Fair Value Measurements

As of September 30, 2021 and December 31, 2020, the Company held $16.1 million and $1.7 million, respectively, in a money market account.

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of September 30, 2021 and December 31, 2020 (in thousands):

	Fair Value Measurements at September 30, 2021 using:
Assets:	Level 1	Level 2	Level 3	Total
Money market account	$16,141	$-	$-	$16,141
	$16,141	$-	$-	$16,141

	Fair Value Measurements at December 31, 2020 (audited) using:
Assets:	Level 1	Level 2	Level 3	Total
Money market account	$1,703	$-	$-	$1,703
	$1,703	$-	$-	$1,703

Liabilities:
Derivative liability – 2020 Convertible Notes	$-	$-	$856	$856
	$-	$-	$856	$856

The change in the fair value of the derivative liability is summarized below (in thousands):

	Derivative Liability at
	September 30, 2021	December 31, 2020 (audited)

Fair value at beginning of the period	$856	$-
Initial fair value of instruments issued	363	856
Change in fair value of instruments	(118)	-
Conversion upon IPO	(1,101)	-
Fair value at end of the period	$-	$856

The derivative liability in the table above relates to the 2020 and 2021 Convertible Notes and represents the fair value of the redemption-like contingent conversion feature. The Company calculated the fair value of the derivative liability using a probability weighted discounted cash flow analysis. The inputs used to determine the estimated fair value of the derivative were based primarily on the probability of an underlying event occurring that would trigger the embedded derivative and the timing of such event. The Company’s derivative liability was measured at fair value on a recurring basis and was classified as a Level 3 liability. The Company recorded subsequent adjustments to reflect the increase or decrease in estimated fair value at each reporting date in other income (expense), net in the condensed statements of operations (see Note 5, Convertible Notes).

There were no transfers among Level 1, Level 2 or Level 3 categories during any of the periods presented. The Company had no other financial assets or liabilities that were required to be measured at fair value on a recurring basis.

4. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020 (audited)
Clinical trials	$377	$171
Research and development	14	—
Professional services	80	—
Interest	—	101
Personnel	13	39
Other	8	—
Total accrued expenses	$492	$311

Accrued research and development expenses were primarily related to clinical trials and materials.

5. Convertible Notes

In March 2020, the Company entered into a note purchase agreement for the issuance of up to $4.0 million of convertible promissory notes, which, if not converted, had an initial maturity date of March 31, 2021. The Company entered into a series of convertible note payable agreements (the “2020 Convertible Notes”) for aggregate borrowings of $3.0 million. The 2020 Notes bore interest at the rate of 5% per annum and could not be prepaid prior to the maturity date unless approved in writing by the Company and requisite holders.

The terms of the 2020 Convertible Notes provided for automatic conversion into equity shares in the next equity financing round with total proceeds of not less than $10.0 million (a “Qualified Financing’), at a conversion price per share equal to 80% of the price per share paid by investors purchasing such equity securities in a Qualified Financing. For purposes of the 2020 Convertible Notes, equity securities meant the Company’s common stock, preferred stock or any securities providing for rights to purchase the Company’s common stock, preferred stock or securities convertible into or exchangeable for the Company’s common stock or preferred stock issued in the Qualified Financing. If the Company consummated a Change of Control prior to a Qualified Financing, the Company would repay each holder in cash an amount equal to the greater of (a) two times (2x) the entire outstanding principal balance of the 2020 Convertible Notes or (b) the amount the holder would receive if the 2020 Convertible Notes had been converted into shares of the Company’s Series B convertible preferred stock immediately prior to the consummation of the Change in Control, at a conversion price equal to the Series B convertible preferred stock Original Issue Price.

On March 1, 2021, the Company entered into an amendment to the 2020 Convertible Notes which extended the maturity date of the 2020 Convertible Notes from March 31, 2021 to October 30, 2021 and provided for the conversion of the 2020 Convertible Notes into shares of the Company’s common stock upon a Qualified Financing that is an IPO. No other terms of the 2020 Convertible Notes were amended. This amendment was accounted for as a troubled debt restructuring pursuant to FASB ASC Topic 470-60, “Troubled Debt Restructurings by Debtors.” As the future undiscounted cash flows of the 2020 Convertible Notes were greater than their carrying amount, the carrying amount was not adjusted and no gain was recognized as a result of the modification of terms.

The Company determined that the redemption features contained rights and obligations for conversion were contingent upon a potential future financing event or a change in control. Thus, the embedded redemption features were bifurcated from the face value of the notes and accounted for as a derivative liability to be remeasured at the end of each reporting period. The fair value of the derivative liability at September 30, 2021 and December 31, 2020 was $0 and $856,000, respectively. Debt issuance costs were $22,000 at December 31, 2020. There were no debt issuance costs as of September 30, 2021. The derivative liability was subject to fair value remeasurement at the end of each reporting period. The debt discount and debt issuance costs were being amortized to interest expense using the effective interest method over the expected term of the 2020 Convertible Notes. For the three and nine months ended September 30, 2021, the Company recognized $18,000 and $379,000 for amortization of the debt discount and debt issuance costs, respectively. For the three and nine months ended September 30, 2020, the Company recognized $153,000 and $294,000 for the amortization of the debt discount and debt issuance costs, respectively. This amortization expense is recognized as interest expense in the condensed statements of operations. The effective interest rate of the 2020 Convertible Notes was 0% at September 30, 2021 and 30.8% at December 31, 2020, compared to the stated rate of 5% per annum. The effective interest rate immediately prior to the conversion of the Convertible Notes resulting from the Company’s IPO was 8.6% per annum. As a result, the Company’s reported interest expense was significantly higher than the contractual cash interest payments. During the three and nine months ended September 30, 2021, the Company recognized interest expense in the condensed statements of operations of $25,000 and $101,000, respectively, related to the 2020 Convertible Notes. During the three and nine months ended September 30, 2020, the Company recognized interest expense in the condensed statements of operations of $33,000 and $63,000, respectively, related to the 2020 Convertible Notes.

In April 2021, the Company entered into a note purchase agreement and a series of convertible note payable agreements (the “2021 Convertible Notes,” together with the 2020 Convertible Notes, the “2020 and 2021 Convertible Notes”) for aggregate borrowings of $2.0 million. Outstanding borrowings under the 2021 Convertible Notes and accrued interest were due in April 2022, if not previously converted. The 2021 Notes bore interest at the rate of 5% per annum. Pursuant to the 2021 Convertible Notes, the outstanding principal and accrued interest are automatically convertible into equity shares in a Qualified Financing at a conversion price per share equal to 87.5% of the price per share paid by investors purchasing such equity securities in a Qualified Financing.

The Company determined that these redemption features in the 2021 Convertible Notes contained rights and obligations for conversion that were contingent upon a potential future financing event or a change in control. Thus, the embedded redemption features were bifurcated from the face value of the note and accounted for as a derivative liability to be remeasured at the end of each reporting period. Upon issuance of the notes, the Company recorded the fair value of the derivative liability of $363,000 and debt issuance costs of $23,000, with the offsetting amount being recorded as a debt discount. The discount and debt issuance costs were amortized to interest expense using the effective interest method over the expected term of the 2021 Convertible Notes. For the three and nine months ended September 30, 2021, the Company recognized $141,000 and $318,000, respectively, for the amortization of the debt discount and debt issuance costs as interest expense in the condensed statements of operations. The effective interest rate immediately prior to the conversion of the 2021 Convertible Notes resulting from the Company’s IPO was 46.5% per annum compared to the stated rate of 5% per annum. During the three and nine months ended September 30, 2021, the Company recognized interest expense in the condensed statements of operations of $17,000 and $38,000, respectively, relating to the 2021 Convertible Notes.

The Company completed an IPO on August 30, 2021, which triggered the automatic conversion of the outstanding Convertible Notes plus accrued interest into an aggregate of 708,820 units. Each unit consisted of (a) one share of common stock and (b) one five-year warrant to purchase one share of common stock at an exercise price equal to $10.80 per share (Note 7). Upon conversion of the 2020 and 2021 Convertible Notes, the outstanding principal, including debt discount and debt issuance costs for those Convertible Notes of $5.3 million, was derecognized into stockholders’ equity. The unamortized debt discount totaling $78,000 was recognized as a loss on extinguishment of debt and is included in loss (gain) on loan extinguishment in the Company’s condensed statements of operations.

6. Promissory Note

On April 22, 2020, the Company entered into a promissory note with Silicon Valley Bank that provided for the receipt by the Company of loan proceeds of $140,000 (the “PPP Loan”), with an interest rate of 1.0% per annum, pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). Under certain conditions, the loan and accrued interest were forgivable, including if the loan proceeds were used for eligible purposes, including payroll, benefits, rent and utilities, and maintaining payroll levels. In October 2020, the Paycheck Protection Program Flexibility Act of 2020 extended the deferral period for borrower payments of principal, interest, and fees on all PPP loans from 6 months to 10 months. As of December 31, 2020, payments were deferred for 10 months. If not forgiven earlier, the PPP Loan was to mature on April 22, 2022. The PPP Loan contains events of default and other provisions customary for a loan of this type. The Company recorded the PPP Loan as a promissory note in the December 31, 2020 balance sheet as both a current and non-current liability.

On February 6, 2021, the Company received notification and confirmation from Silicon Valley Bank that its PPP loan and related accrued interest were forgiven in their entirety by the U.S. Small Business Administration and automatically cancelled. During the nine-months ended September 30, 2021, the $140,000 was recorded to loss (gain) on loan extinguishment in the condensed statements of operations.

7. Capital Stock

Common Stock

On August 25, 2021, the Company’s Registration Statement on Amendment No. 4 to the Form S-1 relating to its IPO was declared effective by the SEC. In connection with the IPO, the Company issued and sold an aggregate of 1,850,000 units at a price of $9.00 per unit. Each unit consisted of (a) one share of common stock and (b) one warrant to purchase one share of common stock at an exercise price equal to $10.80 per share, which is exercisable for a period of five years after the issuance date. The Company received net proceeds of $14.6 million from the IPO, after deducting underwriting discounts and commissions of $1.3 million and other costs incurred with the offering of $0.8 million. Upon the closing of the IPO, all of the 3,535,469 outstanding shares of the Company’s convertible preferred stock automatically converted into 3,535,469 shares of common stock and the outstanding 2020 and 2021 Convertible Notes, including accrued but unpaid interest, representing $5.3 million, converted to 708,820 units, which consisted of (a) one share of common stock and (b) one five-year warrant to purchase one share of common stock at an exercise price equal to $10.80 per share. Upon completion of the offering on August 30, 2021, the Company was authorized to issue 250,000,000 shares of common stock, par value of $0.0001 per share and 15,000,000 shares of preferred stock, par value of $0.0001 per share.

Convertible Preferred Stock

Issued and outstanding convertible preferred stock and its principal terms as of December 31, 2020 (audited) were as follows (in thousands, except share and per share amounts):

Preferred Series	Shares Authorized	Shares Issued and Outstanding	Aggregate Liquidation Value	Net Carrying Value
Series A-1	3,542,669	708,533	$660	$639
Series A-2	3,546,095	709,219	1,150	1,099
Series A-3	2,660,230	532,046	2,227	2,166
Series B	12,611,461	1,585,671	8,745	8,547
Total	22,360,455	3,535,469	$12,782	$12,451

The Company classified its convertible preferred stock as mezzanine equity on the condensed balance sheets as the shares were contingently redeemable upon deemed liquidation events, such as a change of control.

In August 2021, immediately prior to the completion of the IPO and after giving effect to the 1-5 reverse stock split, all outstanding shares of the Company’s convertible preferred stock were automatically converted into 3,535,469 shares of common stock. In August 2021, the Company filed its Sixth Amended and Restated Articles of Incorporation with the Secretary of State of the State of Delaware, authorizing the issuance of 15,000,000 shares of preferred stock. There were no shares of preferred stock outstanding as of September 30, 2021.

8. Commitments and Contingencies

Contingencies

From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business. The Company was not subject to any material legal proceedings during the nine months ended September 30, 2021 and no material legal proceedings are currently pending or threatened.

Indemnification

In the ordinary course of business, the Company enters into agreements that may include indemnification provisions. As permitted under Delaware law and in accordance with its bylaws, the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. The Company is also party to indemnification agreements with its officers and directors. In some cases, the indemnification will continue after the termination of the agreement. The maximum potential amount of future payments that the Company could be required to make under these provisions is not determinable. The Company has never incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. The Company is not currently aware of any indemnification claims. Accordingly, the Company has not recorded any liabilities for these indemnification rights and agreements as of September 30, 2021 and December 31, 2020.

Operating Leases

The Company leases its headquarters in Los Altos, California under a one-year operating lease agreement which expires on May 31, 2022. Rent expense was $18,000 and $11,000 for the three months ended September 30, 2021 and 2020, respectively. Rent expense was $42,000 and $33,000 for the nine months ended September 30, 2021 and 2020, respectively.

Coronavirus Pandemic

In December 2019, a novel strain of coronavirus, which causes the disease known as COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 has spread globally. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The ongoing COVID-19 global and national health emergency has caused significant disruption in the international and U.S. economies and financial markets. The spread of COVID-19 has caused illness, quarantines, cancellation of events and travel, business and school shutdowns, reduction in business activity and financial transactions, labor shortages, supply chain interruptions and overall economic and financial market instability.

In response to public health directives and orders and to help minimize the risk of the virus to employees, the Company has taken precautionary measures, including implementing work-from home and/or hybrid work policies for employees. The COVID-19 global pandemic has also negatively affected, and the Company expects it will continue to negatively affect, our clinical studies. For example, we have faced challenges in conducting our Phase 3 clinical trial, including recruiting subjects and accommodating patient visits. Additionally, the Company’s service providers and their operations may be disrupted, temporarily closed or experience worker or supply shortages, which could result in additional disruptions or delays in shipments of purchased materials or the continued development of our product candidates. To date, the Company has not suffered material supply chain disruptions.

The Company is not able to estimate the duration of the pandemic and the potential impact on its business. As the global pandemic of COVID-19 continues to evolve, it could result in significant long-term disruption of global financial markets, reducing the Company’s ability to raise additional capital when needed and on acceptable terms, if at all, which could negatively affect liquidity. The extent to which the COVID-19 pandemic impacts the Company’s clinical development and regulatory efforts will depend on future developments that are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions, quarantines and social distancing requirements in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the virus. The Company continues to monitor the COVID-19 situation closely.

9. Equity Incentive Plan-Stock-Based Compensation Expense and Common Stock Warrants

2021 Omnibus Equity Incentive Plan

On July 19, 2021, the Company’s Board of Directors adopted the RenovoRx, Inc. 2021 Omnibus Equity Incentive Plan (the “2021 Plan”). The 2021 Plan, which became effective immediately prior to the closing of the IPO, provides for the grant of incentive stock options (“ISO”), non-statutory stock options (“NSO”), restricted stock, restricted stock units, stock appreciation rights, and other stock-based awards to selected employees, directors, and consultants. The Company initially reserved 2,175,000 shares of common stock, including the addition of 20,401 common shares available pursuant to the Amended and Restated 2013 Equity Incentive Plan (the “2013 Plan”). The Company’s 2013 Plan was terminated immediately prior to the closing of the IPO; however, shares subject to awards granted under the 2013 Plan will continue to be governed by the 2013 Plan. Shares subject to awards granted under the 2013 Plan that are repurchased by, or forfeited to, the Company will also be reserved for issuance under the 2021 Plan. The 2021 Plan provides an annual increase on January 1, beginning on January 1, 2022, during the initial ten-year term of the 2021 Plan, equal to the lesser of (A) three percent (3%) of the shares outstanding (on an as-converted basis) on the final day of the immediately preceding calendar year and (B) such lesser number of shares as determined by the Board; provided that shares of common stock issued under the 2021 Plan with respect to an Exempt Award will not count against the share limit. The term “Exempt Award” means (i) an award granted in assumption of, or in substitution for, outstanding awards previously granted by another business entity acquired by the Company or any of its subsidiaries or with which the Company or any of its subsidiaries merge, or (ii) an award that a participant purchases at fair value. Since the date of adoption of the 2013 and 2021 Plans and through September 30, 2021, the Company has issued stock-based awards to its employees, directors, and consultants. In most instances, the options vest over a four-year period, subject to continuing service.

Options under the 2021 Plan may be granted for periods of up to 10 years and at exercise prices no less than 100% of the estimated fair value of the underlying shares of common stock on the date of grant as determined by the Board of Directors provided that the exercise price of an ISO and NSO granted to a 10% stockholder shall not be less than 110% of the estimated fair value of the shares on the date of grant. The 2021 Plan requires that options be exercised no later than 10 years after the grant. Options granted to employees generally vest ratably on a monthly basis over four years, subject to cliff vesting restrictions.

The following is a summary of the stock option award activity during the nine months ended September 30, 2021:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2020	997,266	$0.42	5.84	$276
Granted	238,269	$4.94	-	-
Exercised	(332,932)	$0.27	-	-
Forfeited	(23,625)	$0.67	-	-
Expired	(83)	$0.70	-	-
Outstanding as of September 30, 2021	878,895	$0.48	6.58	$3,817
Exercisable as of September 30, 2021	603,086	$0.53	5.28	$3,323
Vested and expected to vest as of September 30, 2021	878,895	$1.70	6.58	$3,817

As of September 30, 2021, there was $364,000 of unrecognized stock-based compensation expense related to options granted but not yet amortized, which will be recognized over a weighted-average period of 2.36 years.

For the nine months ended September 30, 2021, the Company utilized the Black-Scholes option-pricing model for estimating the fair value of the stock option granted. The following table presents the assumptions and the Company’s methodology for developing each of the assumptions used:

Nine Months Ended
September 30, 2021
Volatility	41.66% – 42.13%
Expected life (years)	5.00 – 10.0
Risk-free interest rate	0.62% – 1.00%
Dividend rate	–%

●	Volatility—The Company estimates the expected volatility of its common stock at the date of grant based on the historical volatility of comparable public companies over the expected term.

●	Expected life—The expected life is estimated as the contractual term.

●	Risk-free interest rate—The risk-free rate for periods within the estimated life of the stock award is based on the U.S. Treasury yield curve in effect at the time of grant.

●	Dividend rate—The assumed dividend yield is based upon the Company’s expectation of not paying dividends in the foreseeable future.

The following table summarizes the components of stock-based compensation expense recognized in the Company’s condensed statements of operations during the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Research and development	$2	$5	$5	$19
General and administrative	4	2	16	6
Total stock-based compensation expense	$6	$7	$21	$25

Common Stock Warrants

In connection with the IPO, the Company issued warrants to purchase 3,035,195 shares of the Company’s common stock, of which, warrants to purchase 198,875 shares of the Company’s common stock expire on August 25, 2026 and warrants to purchase 2,836,320 shares of the Company’s common stock expire on August 31, 2026. See Note 1, Initial Public Offering.

The following is a summary of the common stock warrant activity during the nine months ended September 30, 2021:

	Shares Issuable Upon Exercise of Outstanding Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2020	-	$-	-	$-
Issued	3,035,195	$9.81	-	-
Exercised	(525,200)	$5.10	-	-
Expired	-	$-	-	-
Outstanding as of September 30, 2021	2,509,995	$10.80	4.92	$27,108

10. Income Taxes

The Company had no income tax expense for the three and nine months ended September 30, 2021 and 2020. During the nine months ended September 30, 2021 and 2020, the Company had a net operating loss (“NOL”) for each period that generated deferred tax assets for NOL carryforwards. Deferred income tax assets and liabilities are recognized for temporary differences between the financial statements and income tax carrying values using tax rates in effect for the years such differences are expected to reverse. Due to uncertainties surrounding our ability to generate future taxable income and consequently realize such deferred income tax assets, the Company has determined that it is more-likely-than-not that these deferred tax assets will not be realized. Accordingly, the Company has established a full valuation allowance against its deferred tax assets as of September 30, 2021.

The Company’s policy is to recognize any interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of September 30, 2021 and December 31, 2020, the Company had no accrued interest or penalties related to uncertain tax positions.

11. Net Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(1,511)	$(1,096)	$(3,969)	$(2,920)
Denominator:
Weighted-average shares of common stock outstanding used in the calculation of basic and diluted net loss per share	5,620,135	2,263,589	3,640,988	2,233,645
Net loss per share, basic and diluted	$(0.27)	$(0.48)	$(1.09)	$(1.31)

Since the Company had a net loss for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all common stock equivalents outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	As of September 30,
	2021	2020
Options to purchase common stock	878,895	1,012,075
Convertible preferred stock	—	3,535,469
Total	878,895	4,547,544

12. Related Party Transactions

In January 2018, the Company entered into a consulting agreement with one of the Company’s co-founders, Dr. Ramtin Agah, pursuant to which Dr. Agah provides consulting services as the Company’s Chief Medical Officer by overseeing Company-sponsored clinical trials. The Agreement, which was amended on September 1, 2019, and November 11, 2021, continues in force for as long as Dr. Agah is providing consulting services and may be terminated by either party on thirty (30) days’ notice. Dr. Agah was awarded (i) options to purchase 60,000 shares of the Company’s common stock in May 2017, which have vested, (ii) options to purchase 40,000 shares of the Company’s common stock in July 2018, of which 25% vested after one year and the remainder vests ratably over the 36 month period ending July 2022, (iii) options to purchase 20,000 shares of the Company’s common stock in June 2021, which vest ratably over 24 months from the vesting commencement date of May 14, 2023, and (iv) options to purchase of 52,203 shares of the Company’s common stock in September 2021, which vest ratably over 48 months from the vesting commencement date of August 26, 2021. In December 2018, Dr. Agah’s agreement was amended to provide that he would receive cash compensation of $4,000 per month for certain proctoring services, and in September 2019, his compensation was increased to $10,000 per month to compensate for additional services he was providing. Effective upon the completion of the IPO, Dr. Agah’s compensation was increased to $260,000 annually, based on Dr. Agah spending no less than 24 hours per week on Company matters. Consulting fees paid to Dr. Agah for the three months ending September 30, 2021 and 2020, were $42,000 and $30,000, respectively. Consulting fees paid to Dr. Agah for the nine months ending September 30, 2021 and 2020, were $102,000 and $90,000, respectively.

In July 2019, the Company entered into a consulting agreement with the Company’s then Chief Financial Officer , Paul Manners. In February 2020, the Company granted Mr. Manners an option to purchase 28,000 shares of the Company’s common stock, of which 25% were vested at the grant date and the remainder vested ratably over the following 18 months. The CFO Agreement was amended in December 2020 to increase Mr. Manners hourly rate to $150. Consulting fees paid to Mr. Manners for the three months ending September 30, 2021 and 2020, were $56,000 and $12,000, respectively. Consulting fees paid to Mr. Manners for the nine months ending September 30, 2021 and 2020, were $155,000 and $32,000, respectively. In August 2021, upon completion of the IPO, Mr. Manners stepped from his role and Christopher J. Lehman, was appointed Chief Financial Officer.

Kamran Najmabadi, another co-founder of the Company, has served as our consulting technical engineering advisor on manufacturing and intellectual property matters since January 2020. Mr. Najmabadi served as the Company’s Chief Executive Officer from its inception in December 2009 until January 2013; Chief Technical and Operations Officer from January 2013 until January 2019; and Chief Technology Officer from January 2019 to January 2020. He currently receives cash compensation of $3,000 per quarter.

13. Subsequent Events

The Company has evaluated all events occurring through November 15, 2021, the date on which the unaudited condensed interim financial statements were issued. Since September 30, 2021, the following material subsequent events occurred:

In October 2021, 66,923 non-qualified stock options were granted to members of the Board of Directors.

In October 2021, the Company filed its Form S-8, Registration Statement Under the Securities Act of 1933 with the SEC.

In November 2021, the Company’s Board of Directors approved, and we entered into the following agreements: (i) a Confirmatory Employment Letter with Shaun R. Bagai, our Chief Executive Officer, (ii) an Amendment to our Consulting Agreement with Dr. Ramtin Agah, our Chief Medical Officer, (iii) Change in Control and Severance Agreements with Mr. Bagai and Dr. Agah. The Board of Directors also adopted a Key Service Provider Incentive Compensation Plan, which allows our Compensation Committee to determine which employees or service providers may receive awards under the plan, establish target awards and performance goals for those individuals, and determine the appropriate incentive awards to be granted. See Item 5. Other Information.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, all references in this section to the “Company,” “we,” “us,” or “our” refer to the business of RenovoRx, Inc. You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited interim condensed financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our final prospectus, dated August 25, 2021, filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (the “Securities Act”).

This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, that reflect our plans, estimates, and beliefs that involve risks and uncertainties, including those described in the section titled “Special Note Regarding Forward Looking Statements.” Our actual results and the timing of selected events could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those set forth under the section titled “Risk Factors” included elsewhere in this report.

Overview

We are a late-stage clinical biopharmaceutical company focused on developing therapies for the local treatment of solid tumors. Our therapy platform, RenovoRx Trans-Arterial Micro-Perfusion, or RenovoTAMP™ utilizes approved chemotherapeutics with validated mechanisms of action and well-established safety and side effect profiles with the goal of increasing their efficacy, improving their safety, and widening their therapeutic window. RenovoTAMP combines our patented FDA cleared delivery system, RenovoCath®, with small molecule chemotherapeutic agents that can be forced across the vessel wall using pressure, targeting these anti-cancer drugs locally to the solid tumors. Our first product candidate, RenovoGemTM, is a drug and device combination consisting of intra-arterial gemcitabine and RenovoCath. FDA has determined that RenovoGem will be regulated as, and if approved we expect will be reimbursed as, a new oncology drug product. We have secured FDA Orphan Drug Designation for RenovoGem in our first two indications: pancreatic cancer and cholangiocarcinoma, or CCA. We have completed Phase 1/2 and observational registry studies in locally advanced pancreatic cancer, or LAPC, demonstrating safety and a median overall survival rate of 27.9 months in patients treated with RenovoGem and radiation versus expected survival rate (historical control) of 12-15 months in patients only receiving intravenous (IV) systemic chemotherapy dosed at 1,000mg/m2. RenovoGem is currently being evaluated in a Phase 3 registration Investigational New Drug, or IND, clinical trial and we expect to report data from a planned interim data readout in the second half of 2022. As we prepared the FDA Pre-Investigational New Drug, or Pre-IND, application for our second indication, hilar cholangiocarcinoma (cancer that occurs in the bile ducts that lead out of the liver and join with the gallbladder, also called hilar cholangiocarcinoma, or HCCA), we discovered an alternative approach to treat this patient population with our therapy platform that we believe may be more efficient. We have launched animal studies to explore this alternative approach and will file the Pre-IND application for our second indication once we have validated the preferable approach for our therapy for HCCA patients. We anticipate completing these preclinical studies for the alternative treatment pathway for HCCA during the first half of 2022 and launching the appropriate study in 2023. In addition, we may evaluate RenovoGem in other indications, potentially including locally advanced lung cancer, locally advanced uterine tumors, and glioblastoma, and develop other chemotherapeutic agents for intra-arterial delivery via RenovoCath.

Since our inception, we have devoted substantially all of our efforts to developing our cancer therapy platform and product candidates, raising capital and organizing and staffing our company. To date, we have financed our operations with proceeds from the issuance of convertible preferred stock and convertible notes. Through July 31, 2021, we have financed our operations primarily through issuance of convertible preferred stock with net proceeds of $11.8 million, including $5.0 million through the issuance of convertible notes and a loan of $140,000 pursuant to the Paycheck Protection Program under the CARES Act, which was forgiven in February 2021. In August 2021, we completed our IPO with aggregate gross proceeds of $16.7 million. We paid underwriting discounts and commissions of $1.3 million, and we also incurred expenses of $0.8 million in connection with the offering. As a result, the net offering proceeds to us, after deducting underwriting discounts and commissions and offering expenses, were $14.6 million.

We have incurred significant operating losses and generated negative cash flows from operations since our inception. As of September 30, 2021, we had cash and cash equivalents of $17.7 million. We also had net losses of $1.5 million and $4.0 million for the three and nine months ended September 30, 2021, respectively and $1.1 million and $2.9 million for the three and nine months ended September 30, 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $18.9 million. We expect to continue to incur significant expenses, increasing operating losses and negative cash flows from operations in 2021 and for the foreseeable future. We do not expect to generate revenues from product sales unless and until we successfully complete development and obtain regulatory approval for one or more product candidates. We expect that our expenses will increase substantially in connection with our ongoing research and development activities, particularly as we:

●	Advance clinical development of RenovoGem and our platform technology by continuing to enroll patients in our ongoing TIGeR-PaC Phase 3 clinical trial, expanding the number of clinical trials including our planned clinical trial in HCCA, and advancing RenovoGem through preclinical and clinical development in additional indications;

●	Hire additional research, development, engineering, and general and administrative personnel;

●	Maintain, expand, enforce, defend, and protect our intellectual property portfolio; and

●	Expand our operational, financial and management systems and increase personnel, including personnel to support our clinical development, manufacturing and commercialization efforts and our operations as a public company.

In addition to the variables described above, if and when any of our product candidates successfully complete development, we will incur substantial additional costs associated with establishing a sales, marketing, medical affairs and distribution infrastructure to commercialize products for which we may obtain marketing approval, regulatory filings, marketing approval, and post-marketing requirements, in addition to other commercial costs. We cannot reasonably estimate these costs at this time.

As a result, we will need significant additional funding to support our continuing operations. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through equity issuances, debt financings and collaborations, licenses or other similar arrangements. We currently have no credit facility or committed sources of capital. To the extent that we raise additional capital through the future sale of equity or debt, the ownership interests of our stockholders will be diluted and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds through the issuance of debt securities, these securities could contain covenants that would restrict our operations. We may require additional capital beyond our currently anticipated amounts and additional capital may not be available on reasonable terms, or at all. If we raise additional funds through collaboration arrangements or other strategic transactions in the future, we may have to relinquish valuable rights to our technologies or future revenue streams or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate development or future commercialization efforts.

Impact of COVID-19

In December 2019, a novel strain of coronavirus, which causes the disease known as COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 has spread globally. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The ongoing COVID-19 pandemic has caused significant disruption in the international and U.S. economies and financial markets. The spread of COVID-19 has caused illness, quarantines, cancellation of events and travel, business and school shutdowns, reduction in business activity and financial transactions, labor shortages, supply chain interruptions and overall economic and financial market instability.

In response to public health directives and orders and to help minimize the risk of the virus to employees, we have taken precautionary measures, including implementing work-from home and/or hybrid work policies for our employees. The COVID-19 pandemic also has negatively affected, and we expect will continue to negatively affect, our clinical studies. For example, we have faced challenges in conducting our Phase 3 clinical trial, including recruiting subjects and accommodating patient visits. Additionally, our service providers and their operations may be disrupted, temporarily closed or experience worker or supply shortages, which could result in additional disruptions or delays in shipments of purchased materials or the continued development of our product candidates. To date, we have not suffered material supply chain disruptions.

We are not able to estimate the duration of the pandemic and the potential impact on our business. As the global pandemic of COVID-19 continues to evolve, it could continue to result in significant long-term disruption of global financial markets, reducing our ability to raise additional capital when needed and on acceptable terms, if at all, which could negatively affect our liquidity. The extent to which the COVID-19 pandemic impacts our clinical development and regulatory efforts will depend on future developments that are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, vaccine and infection rates, new travel restrictions, quarantines and social distancing requirements in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the virus. We will continue to monitor the COVID-19 situation closely.

Components of Our Results of Operations

Revenue

We have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products for several years, if at all. If our development efforts for our current or future product candidates are successful and result in marketing approval or collaboration or license agreements with third parties, we may generate revenue in the future from a combination of product sales or payments from collaboration or license agreements.

Operating Expenses

Research and Development

Research and development expenses consist of costs related to the research and development of our platform technology. Clinical trial costs are a significant component of research and development expenses and include costs associated with third-party contractors. We outsource a substantial portion of our clinical trial activities, utilizing the service of third-party clinical trial sites and contract research organizations to assist us with the execution of our clinical trials. In addition, we have FDA 510(k) clearance for the RenovoCath delivery device, which comprises part of the RenovoGem product. Accordingly, we are able to charge our clinical trial sites for the RenovoCath delivery device. To date, payments from clinical trial sites in consideration for RenovoCath delivery devices have been adequate to cover our direct manufacturing costs. Any payments we receive from clinical trial sites as consideration for use of RenovoCath delivery devices offset our research and development expenses. We expect our research and development expenses to increase for the foreseeable future as we continue the development of our product candidates and enroll subjects in our ongoing clinical Phase 3 trial, initiate future clinical trials and pursue regulatory approval of our product candidates. It is difficult to predict with any certainty the duration and costs of completing our current or future clinical trials of our product candidates or if, when or to what extent we will achieve regulatory approval and generate revenue from the commercialization and sale of our product candidates. The duration, costs and timing of clinical trials and other development of our product candidates will depend on a variety of factors, including uncertainties in clinical trial enrollment, timing and extent of future clinical trials, development of new product candidates and significant and changing government regulation. We may never succeed in achieving regulatory approval for any of our product candidates.

Our research and development expenses include:

●	expenses incurred under agreements with clinical trial sites, contract research organizations, and consultants that conduct our clinical trials,

●	costs of acquiring and developing clinical trial materials,

●	personnel costs, including salaries, benefits, bonuses, and stock-based compensation for employees engaged in preclinical and clinical research and development,

●	costs related to compliance with regulatory requirements,

●	travel expenses, and

●	facilities, insurance, and other allocated expenses which include direct and allocated expenses for rent, insurance and other general overhead costs.

Research and development costs are expensed as incurred. Costs for certain development activities, such as clinical trials and preclinical studies, are recognized based on evaluation of progress to completion of specific tasks using data such as subject enrollment, clinical site activations or information provided to us by third party vendors.

Due to the impact of the COVID-19 pandemic and work-from-home policies and other operational limitations mandated by federal, state, and local governments as a result of the pandemic, certain of our research and development activities have been delayed and may be further delayed until such operational limitations are lifted.

General and Administrative

General and administrative expenses consist of salaries, benefits, and stock-based compensation for personnel in executive, finance and administrative functions, professional services and associated costs related to accounting, tax, audit, legal, intellectual property and other matters, consulting costs, conferences, travel and allocated expenses for rent, insurance and other general overhead costs. Following the listing of our common stock on Nasdaq, we expect to continue to incur additional expenses as a result of operating as a public company, including costs to comply with the rules and regulations of the SEC and Nasdaq listing standards and increased expenses in the areas of insurance, professional services and investor relations. As a result, we expect our general and administrative expenses to increase for the foreseeable future. General and administrative expenses are expensed as incurred.

Other Income (Expenses), Net

Interest Income (Expense) Net

Interest expense consists of charges relating to the amortization of the debt discount and debt issuance costs as well as interest on amounts outstanding on our convertible notes. In March 2020, we completed the offering of $3.0 million of convertible notes, the 2020 Convertible Notes, that provided for the automatic conversion into shares of our common stock and warrants at the closing of our IPO at a 20% discount to the public offering price of the units. In April 2021, we completed the offering of $2.0 million of convertible notes, the 2021 Convertible Notes, that provided for the automatic conversion into shares of our common stock and warrants at the closing of our IPO at a 12.5% discount to the public offering price of the units.

Interest income is earned from cash deposited in our money market account.

Other Income, Net

Other income, net primarily represents the mark-to-market adjustment on the derivative liability resulting from the 2020 and 2021 Convertible Notes. Upon the completion of our IPO in August 2021, the 2020 and 2021 Convertible Notes were converted into units consisting of (a) one share of common stock and (b) one five-year warrant to purchase one share of common stock at an exercise price equal to $10.80 per share.

Gain (Loss) on Loan Extinguishment

The gain (loss) on loan extinguishment represents the loss from the conversion and settlement of our 2020 and 2021 Convertible Notes as well as the gain on loan extinguishment from the forgiveness and cancellation of our PPP loan.

Income Tax Expense

We account for income taxes using the asset and liability method. Under this method, deferred income tax assets and liabilities are recorded based on the estimated future tax effects of differences between the financial statement and income tax basis of existing assets and liabilities. Deferred income tax assets and liabilities are recorded net and classified as noncurrent on the balance sheets. A valuation allowance is provided against our deferred income tax assets when their realization is not reasonably assured.

We are subject to income taxes in the federal and state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. In accordance with the authoritative guidance on accounting for uncertainty in income taxes, we recognize tax liabilities for uncertain tax positions when it is more likely than not that a tax position will not be sustained upon examination and settlement with various taxing authorities. Liabilities for uncertain tax positions are measured based upon the largest amount of benefit that is more-likely-than-not (greater than 50%) of being realized upon settlement. Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense.

On March 27, 2020, the CARES Act was enacted. The CARES Act includes several significant provisions for corporations, including the usage of net operating losses, interest deductions and payroll benefits. Corporate taxpayers may carryback net operating losses, or NOLs, originating during 2018 through 2020 for up to five years.

Results of Operations

The following table summarizes the significant components of our results of operations for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Statements of Operations Data:
Operating expenses:
Research and development	$767	$727	$1,938	$1,934
General and administrative	628	183	1,377	631
Total operating expenses	1,395	910	3,315	2,565
Loss from operations	(1,395)	(910)	(3,315)	(2,565)
Other income (expense), net
Interest expense, net	(208)	(186)	(835)	(355)
Other income, net	170	-	119	-
Gain (loss) on loan extinguishment	(78)	-	62	-
Total other expense, net	(116)	(186)	(654)	(355)
Net loss	$(1,511)	$(1,096)	$(3,969)	$(2,920)

Comparison of the Three Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended September 30, 2021 and 2020 (in thousands, except percentages):

	Three Months Ended September 30,		Change
	2021	2020	$	%
	(unaudited)
Operating expenses:
Research and development	$767	$727	$40	6%
General and administrative	628	183	445	243%
Total operating expenses	1,395	910	485	53%
Loss from operations	(1,395)	(910)	(485)	53%
Other income (expense), net
Interest expense, net	(208)	(186)	(22)	12%
Other income, net	170	-	170	100%
Loss on loan extinguishment	(78)	-	(78)	100%
Total other expense, net	(116)	(186)	70	(38)%
Net loss	$(1,511)	$(1,096)	$(415)	38%

Research and Development

Research and development expenses were $0.8 million for the three months ended September 30, 2021, an increase of 6%, compared to $0.7 million for the prior year quarter. This increase was due to an increase in clinical development personnel costs, including an allocation of executive-level clinical support from general and administrative of $0.1 million. The increase was partially offset by reduced spending in leased software costs.

General and Administrative Expenses

General and administrative expenses were $0.6 million for the three months ended September 30, 2021, an increase of 243%, or $0.4 million, compared to $0.2 million for the prior year quarter. This increase was primarily due to higher professional and consulting costs related to preparing for our IPO in August 2021 of $0.2 million, including salaries and related benefits of $0.1 million, and insurance costs primarily related to the purchase of Directors and Officers Liability Insurance of $0.1 million.

Interest Expense, Net

Interest expense, net for the three months ended September 30, 2021, includes both the amortization of the discount and debt issuance costs, including the interest associated with the 2020 and 2021 Convertible Notes of $0.2 million. Interest expense, net for the three months ended September 30, 2020, includes both the amortization of the discount and debt issuance costs, including the interest associated with the 2020 Convertible Notes of $0.2 million.

Other Income, Net

Other income, net for the three months ended September 30, 2021 was $0.2 million and primarily includes the mark-to-market adjustment on the derivative liability resulting from the 2020 and 2021 Convertible Notes. There was no other income or expense, net for the three months ended September 30, 2020.

Loss on Loan Extinguishment

The loss on loan extinguishment, representing the unamortized debt discount on our 2020 and 2021 Convertible Notes, of $0.1 million during the three months ended September 30, 2021 resulted from the conversion of the 2020 and 2021 Convertible Notes into units (consisting of (a) one share of common stock and (b) one five-year warrant to purchase one share of common stock) upon the completion of our IPO in August 2021.

Comparison of the Nine Months Ended September 30, 2020 and 2021

The following table summarizes our results of operations for the nine months ended September 30, 2021 and 2020 (in thousands, except percentages):

	Nine Months Ended September 30,		Change
	2021	2020	$	%
	(unaudited)
Operating expenses:
Research and development	$1,938	$1,934	$4	-%
General and administrative	1,377	631	746	118%
Total operating expenses	3,315	2,565	750	29%
Loss from operations	(3,315)	(2,565)	(750)	29%
Other income (expense), net
Interest expense, net	(835)	(355)	(480)	135%
Other income, net	119	-	119	100%
Gain on loan extinguishment	62	-	62	100%
Total other expense, net	(654)	(355)	(299)	84%
Net loss	$(3,969)	$(2,920)	$(1,049)	36%

Research and Development

Research and development expenses were $1.9 million for the nine months ended September 30, 2021 and 2020. Increases in research and development expenses consisted of clinical development personnel costs and related benefits, as well as the allocation of executive-level clinical support from general and administrative of $0.1 million. These increases were offset by lower leased software costs and payments received from clinical sites for the use of RenovoCath delivery devices in our Phase 3 clinical trial of $0.1 million.

General and Administrative Expenses

General and administrative expenses were $1.4 million for the nine months ended September 30, 2021, an increase of 118%, or $0.7 million, compared to $0.6 million for the prior year period. This increase was due to higher professional and consulting services costs of $0.6 million related to preparing for our IPO in August 2021, including an increase in spending in personnel costs of $0.2 million and insurance costs of $0.1 million related to the purchase of Directors and Officers Liability Insurance. These increases were partially offset by a $0.1 million decrease in expense as a result of allocating executive-level clinical support costs to research and development expense.

Interest Expense, Net

Interest expense, net for the nine months ended September 30, 2021 includes both the stated interest on the 2020 and 2021 Convertible Notes of 5% per annum, or $0.1 million, as well as the amortization of the discount and debt issuance costs associated with the 2020 and 2021 Convertible Notes of $0.7 million. Interest expense for the nine months ended September 30, 2020 includes both the stated interest on the 2020 Convertible Notes of 5% per annum, or $0.1 million, as well as the amortization of the debt discount and debt issuance costs of $0.3 million.

Other Income, Net

Other income, net for the nine months ended September 30, 2021 was $0.1 million and represents the mark-to-market adjustment on the derivative liabilities resulting from the 2020 and 2021 Convertible Notes. There was no other income, net for the nine months ended September 30, 2020.

On March 1, 2021, the Company entered into an amendment to the 2020 Convertible Notes which extended the maturity date of the 2020 Convertible Notes from March 31, 2021 to October 30, 2021 and provided for the conversion of the 2020 Convertible Notes into shares of the Company’s common stock upon a Qualified Financing that is an IPO. No other terms to the 2020 Convertible Notes were amended. This amendment was accounted for as a troubled debt restructuring pursuant to FASB ASC Topic 470-60, “Troubled Debt Restructurings by Debtors.” As the future undiscounted cash flows of the 2020 Convertible Notes were greater than their carrying amount, the carrying amount was not adjusted and no gain was recognized as a result of the modification of terms.

Gain on Loan Extinguishment

The gain on loan extinguishment of $0.1 million during the nine months ended September 30, 2021 represents a loss of $0.1 million on the automatic conversion of the 2020 and 2021 Convertible Notes upon completion of our IPO offset by the forgiveness and cancellation of our PPP loan of $0.1 million.

Liquidity and Capital Resources

For the three and nine months ended September 30, 2021 we incurred net losses of $1.5 million and $4.0 million, respectively. As of September 30, 2021, we had an accumulated deficit of $18.9 million. We expect to incur additional losses and increased operating expenses in future periods. Since our inception, our primary sources of liquidity have been the sale and issuance of convertible preferred stock, convertible notes and common stock, including in our IPO, and from the exercise of warrants.

As of September 30, 2021 and December 31, 2020, we had $17.7 million and $1.8 million in cash and cash equivalents, respectively. During the nine months ended September 30, 2021, we used $3.4 million of cash in operations. Our primary requirements for liquidity have been to fund our clinical trial activity and general corporate and working capital needs. In August 2021, we completed our IPO for aggregate gross proceeds of $16.7 million. We paid underwriting discounts and commissions of $1.3 million, and we also incurred expenses of $0.8 million in connection with the offering. As a result, the net offering proceeds to us, after deducting underwriting discounts and commissions and offering expenses, were $14.6 million. In February 2021, we received notification and confirmation from Silicon Valley Bank that our PPP loan of $0.1 million, has been forgiven in its entirety and automatically cancelled by the U.S. Small Business Administration.

Based on our current operating plan, we expect that our current cash and cash equivalents as of September 30, 2021 will be sufficient to fund our operating, investing and financing cash flow needs for at least 12 months from the issuance date of these interim financial statements. We intend to raise additional capital through equity offerings and/or debt financings. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our clinical trials or other operations. If any of these events occur, our ability to achieve our operational goals would be adversely affected. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described in “Risk Factors.” Depending on the severity and direct impact of these factors on us, we may be unable to secure additional financing to meet our operating requirements on terms favorable to us, or at all.

Sources of Liquidity

Since our inception, we have not generated any revenue from product sales and we have incurred significant operating losses and negative cash flows from our operations. We do not have any products that have achieved regulatory marketing approval and we do not expect to generate revenue from sales of any product candidates for several years, if ever.

We have financed our operations primarily through the issuance and sale of convertible preferred stock and convertible debt. Through the date of this report, we have raised an aggregate of $17.0 million of gross proceeds from private placements of our equity and convertible debt securities, net proceeds of $14.6 million from our IPO in August 2021 and $2.7 million in proceeds from the exercise of warrants and of the underwriter’s exercise of its over-allotment option to purchase common stock warrants. We also received $0.1 million from a loan under the PPP which was forgiven in February 2021. As of September 30, 2021, we had cash and cash equivalents of $17.7 million and an accumulated deficit of $18.9 million.

Cash Flows

Our primary uses of cash are to fund our operations including research and development and general and administrative expenses. We will continue to incur operating losses in the future and expect that our research and development and general and administrative expenses will continue to increase as we continue our research and development efforts with respect to clinical development of our product candidates and further develop our platform. We expect that we will use a substantial portion of the net proceeds of this offering, in combination with our existing cash and cash equivalents, for these purposes and for the increased expenses associated with being a public company. Cash used to fund operating expenses is impacted by the timing of when we pay expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2021	2020
	(unaudited)
Net cash provided by (used in):
Operating activities	$(3,358)	$(2,558)
Investing activities	(15)	-
Financing activities	19,303	2,746
Increase in cash and cash equivalents	$15,930	$188

Net Cash Used in Operating Activities

Cash used in operating activities for the nine months ended September 30, 2021 reflected a net loss of $4.0 million and a net change in our operating assets and liabilities of $0.1 million, offset by non-cash charges of $0.5 million consisting primarily of amortization of a debt discount and gain/loss on loan/convertible debt extinguishments. Net cash used in operating activities for the nine months ended September 30, 2020 reflected a net loss of $2.9 million and non-cash charges of $0.4 million representing amortization of debt discount and stock-based compensation expense.

Net Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2021 consisted of capital expenditures made for leasehold improvements to our new office space. There were no investment activities in the comparable nine months ended September 30, 2020.

Cash Provided by Financing Activities

Net cash provided by financing in the nine months ended September 30, 2021 was $19.3 million, consisting of net proceeds of $14.6 million from the issuance of common stock in our IPO, $2.0 million from the issuance of convertible notes and $2.8 million from exercise of warrants and stock options. Net cash provided by financing activities in the nine months ended September 30, 2020 was $2.7 million, consisting of $2.6 million in proceeds from the issuance of convertible notes and $0.2 million in proceeds from the PPP loan and the exercise of the Series A-1 warrants and stock options.

Contractual Obligations and Other Commitments

As of the date of this report, we have no contractual obligations or other commitments. In August 2021, the 2020 and 2021 Convertible Notes, including accrued interest, of $5.3 million were converted to common shares upon the completion of our IPO. In February 2021, the Company received notification and confirmation from Silicon Valley Bank that its PPP loan of $0.1 million, had been forgiven in its entirety and automatically cancelled by the U.S. Small Business Administration. There have been no other significant changes in our contractual obligations or other commitments as of September 30, 2021.

Critical Accounting Policies and Significant Judgments and Estimates

The accompanying management’s discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed interim financial statements and the related disclosures, which have been prepared in accordance with accounting principles generally accepted in the United States or GAAP. The preparation of these unaudited condensed interim financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts in our unaudited condensed interim financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. While our significant accounting policies are described in the notes to our financial statements included elsewhere in this report, we believe that the following critical accounting policies are most important to understanding and evaluating our reported financial results because they require us to make estimates, assumptions and judgments about matters that are inherently uncertain.

A critical accounting policy is defined as one that is both material to the presentation of our financial statements and requires management to make difficult, subjective, or complex judgments that could have a material effect on our financial condition and results of operations. Specifically, critical accounting estimates have the following attributes: (i) we are required to make assumptions about matters that are highly uncertain at the time of the estimate; and (ii) different estimates we could reasonably have used, or changes in the estimate that are reasonably likely to occur, would have a material effect on our financial condition or results of operations.

Clinical Trial Expenses

We make payments in connection with our Phase 3 clinical trial under contracts with clinical trial sites and contract research organizations that support conducting and managing clinical trials. The financial terms of these agreements are subject to negotiation and vary from contract to contract and may result in uneven payment flows. Generally, these agreements set forth the scope of work to be performed at a fixed fee, unit price or on a time and materials basis. A portion of the obligation to make payments under these contracts depends on factors such as the successful enrollment or treatment of patients or the completion of other clinical trial milestones.

Expenses related to clinical trials are accrued based on estimates and/or representations from service providers regarding work performed, including actual level of patient enrollment, completion of patient studies and progress of the clinical trials. Other incidental costs related to patient enrollment or treatment are accrued when reasonably certain. If the amounts we are obligated to pay under clinical trial agreements are modified (for instance, as a result of changes in the clinical trial protocol or scope of work to be performed), the accruals are adjusted accordingly. Revisions to contractual payment obligations are charged to expense in the period in which the facts that give rise to the revision become reasonably certain.

Stock-Based Compensation

We calculate the fair value of stock options using the Black-Scholes option pricing model, which incorporates various assumptions including the fair value of our common stock, volatility, expected life, and risk-free interest rate. Compensation related to service-based awards is recognized starting on the grant date on a straight-line basis over the vesting period, which is generally four years.

Determining the grant date fair value of options using the Black-Scholes option pricing model requires management to make assumptions and judgments. If any of the assumptions used in the Black-Scholes model change significantly, stock-based compensation for future awards may differ materially compared with the awards granted previously. The assumptions and estimates are as follows:

Fair Value of Common Stock—Given the absence of a public trading market prior to the Company’s IPO, our Board of Directors considered numerous objective and subjective factors to determine the fair value of our common stock at each grant date. These factors included but were not limited to: (i) contemporaneous third-party valuations of common stock; (ii) the prices for preferred stock sold to outside investors; (iii) the rights and preferences of preferred stock relative to common stock; (iv) the lack of marketability of our common stock; (v) developments in the business; and (vi) the likelihood of achieving a liquidity event, such as an IPO or sale of the business, given prevailing market conditions. The methodology to determine the fair value of our common stock included estimating the fair value of the enterprise using the “backsolve” method, which is a market approach that assigns an implied enterprise value by accounting for all share class rights and preferences based on the latest round of financing. The total equity value implied was then applied in the context of an option pricing model to determine the value of each class of our shares.

Expected Term—The expected term represents the period that the stock-based awards are expected to be outstanding. We determine the expected term using the simplified method. The simplified method deems the term to be the average of the time-to-vesting and the contractual life of the options. For stock options granted to non-employees, the expected term equals the remaining contractual term of the option from the vesting date.

Expected Volatility—Given the absence of a public trading market, the expected volatility was estimated by taking the average historic price volatility for industry peers, consisting of several public companies in our industry that are either similar in size, stage, or financial leverage, over a period equivalent to the expected term of the awards.

Risk-Free Interest Rate—The risk-free interest rate is calculated using the average of the published interest rates of U.S. Treasury zero-coupon issues with maturities that are commensurate with the expected term.

Dividend Rate—The dividend yield assumption is zero as we have no plans to make dividend payments.

The determination of the fair value of our common stock after our IPO on August 30, 2021 is determined by the closing price of our common stock on the date of grant.

Convertible Instruments and Embedded Derivatives

We evaluate all our agreements to determine whether such instruments have derivatives or contain features that qualify as embedded derivatives. We account for certain redemption features that are associated with the terms of convertible notes as liabilities at fair value and adjust the instruments to their fair value at the end of each reporting period. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in other income (expense), net in the statements of operations. Derivative instrument liabilities are classified in the balance sheets as current or non-current based on whether net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of December 31, 2020, our derivative financial instruments were related to the 2020 and 2021 Convertible Notes, which contained certain redemptive features. On August 30, 2021, we completed our IPO which triggered the automatic conversion of all outstanding Convertible Notes and accrued interest into shares of common stock.

Emerging Growth Company and Smaller Reporting Company Status

We are an “emerging growth company” as defined in the JOBS Act. Under the JOBS Act, companies have extended transition periods available for complying with new or revised accounting standards. We have elected this exemption to delay adopting new or revised accounting standards. We will remain an emerging growth company until the earlier of (1) December 31, 2026, (2) the last day of the fiscal year in which we have total annual gross revenues of at least $1.07 billion, (3) the date on which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, or (4) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. An emerging growth company may take advantage of specified reduced reporting requirements and is relieved of certain other significant requirements that are otherwise generally applicable to public companies. As an emerging growth company,

●	we may present only two years of audited financial statements, plus unaudited interim condensed financial statements for any interim period, and related Management’s Discussion and Analysis of Financial Condition and Results of Operations;

●	we may avail ourselves of the exemption from the requirement to obtain an attestation and report from our auditors on the assessment of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act;

●	we may provide reduced disclosure about our executive compensation arrangements; and

●	we do not require stockholder non-binding advisory votes on executive compensation or golden parachute arrangements.

We have elected to take advantage of certain reduced disclosure obligations in this Quarterly Report on Form 10-Q and may elect to take advantage of other reduced reporting requirements in future filings. As a result, the information that we provide to our stockholders may be different than you might receive from other public reporting companies in which you hold equity interests.

We are also a “smaller reporting company,” meaning that the market value of our stock held by non-affiliates plus the proposed aggregate amount of gross proceeds to us as a result of this offering is less than $700.0 million and our annual revenue is less than $100.0 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (1) the market value of our stock held by nonaffiliates is less than $250.0 million or (2) our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700.0 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, like emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation

Recently Issued and Adopted Accounting Pronouncements

A description of recently issued and adopted accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2, Summary of Significant Accounting Policies to our interim financial statements included elsewhere in this report.

Off-Balance Sheet Arrangements

During the periods presented, we did not have, nor do we currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate risks, foreign currency exchange, risks and inflation risks. Periodically, we maintain deposits in accredited financial institutions in excess of federally insured limits. We deposit our cash in financial institutions that we believe have high credit quality and have not experienced any losses on such accounts and do not believe we are exposed to any unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

Interest Rate Risk

Our cash and cash equivalents consisted primarily of cash on hand and marketable securities at September 30, 2021 and December 31, 2020. The fair value of our cash and cash equivalents would not be significantly affected by either an increase or decrease in interest rates.

Our exposure to risks related to interest rates is minimal. The interest rates for our 2020 and 2021 Convertible Notes were fixed rates.

Foreign Currency Exchange Risk

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates. However, we have contracted with and may continue to contract with vendors such as contract research organizations and clinical trial sites that are in Europe. We may be subject to fluctuations in foreign currency rates in connection with certain of these agreements. Transactions denominated in currencies other than the U.S. dollar are recorded based on exchange rates at the time such transactions arise. While we have not engaged in hedging our foreign currency transactions to date, we may evaluate the costs and benefits of initiating such a program and may in the future, hedge selected significant transactions denominated in currencies other than the U.S. dollar as we expand our clinical trial sites globally.

Inflation Risk

Inflation generally affects us by increasing our labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the nine months ended September 30, 2021 and the year ended December 31, 2020.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial and Accounting Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal quarter ended September 30, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial and Accounting Officer have concluded that, during the period covered by this Quarterly Report, our disclosure controls and procedures were not effective due to our previously identified material weakness in internal control over financial reporting. Notwithstanding the identified material weaknesses, management, including our Chief Executive Officer and Chief Financial and Accounting Officer, believes the financial statements included in this Quarterly Report on Form 10-Q are fairly presented, in all material respects, in accordance with U.S. GAAP.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer or persons performing similar functions, as appropriate, to allow timely decisions.

Previously Identified Material Weakness and Plans to Remediate

In preparation for our IPO, we identified a material weakness in our internal control over financial reporting related to our control environment. Specifically, we have determined that we have not maintained adequate formal accounting policies, processes and controls related to complex transactions as a result of a lack of finance and accounting staff with the appropriate GAAP technical expertise needed to identify, evaluate and account for complex and non-routine transactions. We also determined that we have not maintained sufficient staffing or written policies and procedures for accounting and financial reporting, which contributed to the lack of a formalized process or controls for management’s timely review and approval of financial information. More specifically, we have determined that our financial statement close process includes significant control gaps mainly driven by the small size of our accounting and finance staff and, as a result, a significant lack of appropriate segregation of duties. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

We are in the process of implementing a number of measures to address the material weakness that has been identified including: (i) engaging additional accounting and financial reporting personnel with US GAAP, and SEC reporting experience, (ii) developing, communicating and implementing an accounting policy manual for our accounting and financial reporting personnel for recurring transactions and period-end closing processes, and (iii) establishing effective monitoring and oversight controls for non-recurring and complex transactions to ensure the accuracy and completeness of our consolidated financial statements and related disclosures.

These additional resources and procedures are designed to enable us to broaden the scope and quality of our internal review of underlying information related to financial reporting and to formalize and enhance our internal control procedures. With the oversight of senior management and our audit committee, we have begun taking steps and plan to take additional measures to remediate the underlying causes of the material weaknesses.

We intend to complete the implementation of our remediation plan during 2022. Although we believe that our remediation plan will improve our internal control over financial reporting, additional time may be required to fully implement it and to make conclusions regarding the effectiveness of our internal control over financial reporting. Our management will closely monitor and modify, as appropriate, the remediation plan to eliminate the identified material weakness.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not currently a party to any material legal proceedings. Regardless of outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, negative publicity, reputational harm and other factors.

Item 1A. Risk Factors

An investment in our securities involve a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Quarterly Report on Form 10-Q, including our unaudited interim condensed financial statements and the related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in our other public filings in evaluating our business. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations, growth prospects or stock price. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations and the market price of our common stock.

Risk Factors Summary

Investing in shares of our common stock involves a high degree of risk because our business is subject to numerous risks and uncertainties, including those outside of our control, that could cause our actual results to be harmed. The principal factors and uncertainties that make investing in shares of our common stock risky and impact our ability to execute on our business strategy include risks regarding the following, among others:

●	We are a clinical stage biopharmaceutical company, have a limited operating history and have no products approved for commercial sale, which makes it difficult to evaluate our current business and predict our future success and viability.

●	We have incurred significant net losses in each period since inception, and we expect to continue to incur net losses for the foreseeable future.

●	We will need to raise substantial additional capital to develop and commercialize RenovoGem, and our failure to obtain funding when needed may force us to delay, reduce or eliminate our product development programs or collaboration efforts.

●	Our product candidates’ commercial viability remains subject to current and future preclinical studies, clinical trials, regulatory approvals, and the risks generally inherent in the development of a pharmaceutical product candidate. If we are unable to successfully advance or develop our product candidates, our business will be materially harmed

●	If we do not achieve our projected development goals in the timeframes we announce and expect, our stock price may decline.

●	Our product candidates may exhibit undesirable side effects when used alone or in combination with other approved pharmaceutical products or investigational new drugs, which may delay or preclude further development or regulatory approval or limit their use if approved.

●	If the results of preclinical studies or clinical trials for our product candidates are negative, we could be delayed or precluded from the further development or commercialization of our product candidates, which could materially harm our business.

●	If we are unable to satisfy regulatory requirements, we may not be able to commercialize our product candidates.

●	If our product candidates are unable to compete effectively with marketed drugs targeting similar indications as our product candidates, our commercial opportunity will be reduced or eliminated.

●	We may delay or terminate the development of our product candidates at any time if we believe the perceived market or commercial opportunity does not justify further investment, which could materially harm our business.

●	Our future success depends on our ability to retain our key personnel and to attract, retain, and motivate qualified personnel.

●	If we are unable to protect our intellectual property effectively, we may be unable to prevent third parties from using our technologies, which would impair our competitive advantage.

●	The patents issued to us may not be broad enough to provide any meaningful protection, one or more of our competitors may develop more effective technologies, designs, or methods without infringing our intellectual property rights and one or more of our competitors may design around our proprietary technologies.

●	The market price of our common stock may be volatile and fluctuate substantially, which could result in substantial losses for our investors.

In addition, we face other risks and uncertainties that may materially affect our business prospects, financial condition, and results of operations. You should consider the risks discussed in “Risk Factors” and in our other public filings before investing in our securities.

Risks Related to Our Business, Financial Condition and Capital Requirements

We are a clinical stage biopharmaceutical company, have a limited operating history and have no products approved for commercial sale, which makes it difficult to evaluate our current business and predict our future success and viability.

We are a clinical stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We have no products approved for commercial sale and have not generated any revenue from product sales. We are developing a novel therapy platform, which is an unproven and highly uncertain undertaking and involves a substantial degree of risk. To date, we have not obtained marketing approval for any product candidates, manufactured a commercial scale product or arranged for a third-party to do so on our behalf, or conducted sales and marketing activities necessary for successful product commercialization. Our limited operating history as a company makes any assessment of our future success and viability subject to significant uncertainty. As a result, it may be more difficult for investors to accurately predict our likelihood of success and viability than it could be if we had a longer operating history.

We will encounter expenses, difficulties, complications, delays, and other known and unknown factors and risks frequently experienced by clinical stage companies in rapidly evolving fields, and we have not yet demonstrated an ability to successfully overcome such risks and difficulties. We also may need to transition from a company with a research and clinical development focus to a company capable of supporting commercial activities. We have not yet demonstrated an ability to successfully overcome such risks and difficulties, or to make such a transition. If we do not adequately address these risks and difficulties or successfully make such a transition, our business will suffer.

We have incurred significant net losses in each period since inception, and we expect to continue to incur net losses for the foreseeable future.

We are a clinical stage company and have incurred significant losses since our formation . As of September 30, 2021, we have an accumulated total deficit of approximately $18.9 million. For the nine months ended September 30, 2021 and 2020, we had net losses of approximately $4.0 million and $2.9 million, respectively. To date, we have experienced negative cash flow from development of our product candidate, RenovoGem, our platform technology, Renovo Trans-Arterial Micro-Perfusion, or RenovoTAMP, and our RenovoCath delivery system. We have not generated any revenue from operations, and we expect to incur substantial net losses for the foreseeable future as we seek to further develop and commercialize RenovoGem. Because of the numerous risks and uncertainties associated with developing and commercializing RenovoGem, we are unable to predict the extent of any future losses or when we will attain profitability, if ever. Investors in our common stock must carefully consider the substantial challenges, risks and uncertainties inherent in the attempted development and commercialization of RenovoGem. We may never successfully commercialize RenovoGem, and our business may not be successful.

Our product candidates will require substantial additional development time and resources before we will be able to receive regulatory approvals, if any, and, if approved, to begin generating revenue from product sales. As a result, we expect that will be several years, if ever, before we receive approval to commercialize a product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial expenses and increasing operating losses for the foreseeable future. The amount of our future net losses will depend, in part, on the level of our future expenditures and revenue. Moreover, our net losses may fluctuate significantly from quarter to quarter and year to year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance. If we are unable to generate significant revenue from RenovoGem or attain profitability, we will not be able to sustain operations.

We anticipate that our expenses will increase substantially if and as we:

●	continue our research and discovery activities;

●	continue the development of our proprietary technology platform;

●	progress our current and any future product candidates through preclinical and clinical development;

●	initiate and conduct additional preclinical, clinical, or other studies for our product candidates;

●	work with our contract manufacturing organizations to manufacture our product candidates for our clinical trials;

●	change or add additional contract manufacturers or suppliers;

●	seek regulatory approvals and marketing authorizations for our product candidates;

●	establish sales, marketing, and distribution infrastructure to commercialize any products for which we obtain approval;

●	take steps to seek protection of our intellectual property and defend our intellectual property against challenges from third parties;

●	obtain, expand, maintain, protect, and enforce our intellectual property portfolio;

●	pursue any licensing or collaboration opportunities;

●	attract, hire, and retain key and qualified personnel including clinical, scientific, management, and administrative personnel;

●	provide additional internal infrastructure to support our continued research and development operations and any planned commercialization efforts in the future;

●	experience any delays or encounter other issues related to our operations;

●	implement operations, financial, and management information systems;

●	meet the requirements and demands of being a public company; and

●	defend against any product liability claims or other lawsuits related to our products.

Our prior operating losses and expected future net losses have had and will continue to have an adverse effect on our stockholders’ equity, working capital, and our ability to fund our development efforts and achieve and maintain profitability. In any particular period, our operating results could be below the expectations of securities analysts or investors, or such analysts or investors could perceive these results to be negative, which could have a substantial adverse effect on the price of our common stock.

We will need to raise substantial additional capital to develop and commercialize RenovoGem, and our failure to obtain funding when needed may force us to delay, reduce or eliminate our product development programs or collaboration efforts.

As of September 30, 2021, our cash and cash equivalents and our working capital were approximately $17.7 million. Due to our recurring operating losses and the expectation that we will continue to incur net losses in the future, we will be required to raise additional capital to complete the development and commercialization of our product candidates. We have historically financed our operations primarily through private sales of our equity, debt financings and the sale of common stock and warrants in our initial public offering. to fund our operations. To raise additional capital, we may seek to sell additional equity and/or debt securities, obtain a credit facility or other loan or enter into collaborations, licenses or other similar arrangements, which we may not be able to do on favorable terms, or at all. Our ability to obtain additional financing will be subject to a number of factors, including market conditions, fluctuations in interest rates, our operating performance and investor sentiment. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue the development and/or commercialization of our product candidates, restrict or cease our operations or obtain funds by entering into agreements on unfavorable terms. Failure to obtain additional capital on acceptable terms, or at all, would result in a material and adverse impact on our operations

Risks Related to the Discovery, Development, and Commercialization of Our Product Candidates

Our product candidates’ commercial viability remains subject to current and future preclinical studies, clinical trials, regulatory approvals, and the risks generally inherent in the development of a pharmaceutical product candidate. If we are unable to successfully advance or develop our product candidate, our business will be materially harmed.

In the near-term, failure to successfully advance the development of any of our product candidates may have a material adverse effect on us. To date, we have not successfully developed or commercially marketed, distributed, or sold any product candidate. The success of our business depends primarily upon our ability to successfully advance the development of our current and future product candidates through preclinical studies and clinical trials, have the product candidates approved for sale by the FDA or regulatory authorities in other countries, and ultimately have the product candidates successfully commercialized by us or a commercial partner. We cannot assure you that the results of our ongoing preclinical studies or clinical trials will support or justify the continued development of our product candidate, or that we will receive regulatory approval from the FDA, or similar regulatory authorities in other countries, to advance the development of our product candidates.

Our product candidates must satisfy rigorous regulatory standards of safety and efficacy before we can advance or complete their clinical development, or before they can be approved for sale. To satisfy these standards, we must engage in expensive and lengthy preclinical studies and clinical trials, develop acceptable manufacturing processes, and obtain regulatory approval. Despite these efforts, our product candidates may not:

●	offer therapeutic or other medical benefits over existing drugs or other product candidates in development to treat the same patient population;

●	be proven to be safe and effective in current and future preclinical studies or clinical trials;

●	have the desired effects;

●	be free from undesirable, unexpected or serious adverse effects;

●	meet applicable regulatory standards;

●	be capable of being formulated and manufactured in commercially suitable quantities and at an acceptable cost; or

●	be successfully commercialized by us or by collaborators.

We cannot assure you that the results of late-stage clinical trials will be favorable enough to support the continued development of our product candidates. A number of companies in the pharmaceutical and biopharmaceutical industries have experienced significant delays, setbacks and failures in all stages of development, including late-stage clinical trials, even after achieving promising results in preclinical testing or early-stage clinical trials. Accordingly, results from completed preclinical studies and early-stage clinical trials of our product candidates may not be predictive of the results we may obtain in later-stage trials. Furthermore, even if the data collected from preclinical studies and clinical trials involving our product candidates demonstrate a favorable safety and efficacy profile, such results may not be sufficient to support the submission of a New Drug Application to obtain regulatory approval from the FDA in the U.S., or other similar regulatory agencies in other jurisdictions, which is required to market and sell the product. Even if we are successful in obtaining approval in one jurisdiction, we may not be successful in obtaining approval in any other jurisdictions. If we are unable to obtain approval for our product candidates in multiple jurisdictions, our business, financial condition, results of operations and our growth prospects could be negatively affected.

Our product candidates will require significant additional research and development efforts, the commitment of substantial financial resources, and regulatory approvals prior to advancing into further clinical development or being commercialized by us or collaborators. Additionally, changes in regulations as part of a response to the COVID-19 pandemic may require us to change the ways in which our clinical trials are conducted, or to discontinue clinical trials altogether, or which may result in unexpected costs. We cannot assure you that our product candidates will successfully progress through the drug development process or will result in commercially viable products. We do not expect our product candidates to be commercialized by us or collaborators for at least several years.

If we do not achieve our projected development goals in the timeframes we announce and expect, our stock price may decline.

From time to time, we estimate the timing of the anticipated accomplishment of various scientific, clinical, regulatory and other product development goals, which we sometimes refer to as milestones. These milestones may include the commencement or completion of scientific studies and clinical trials and the submission of regulatory filings. From time to time, we may publicly announce the expected timing of some of these milestones. All of these milestones are and will be based on numerous assumptions. The actual timing of these milestones can vary dramatically compared to our estimates, in some cases for reasons beyond our control. If we do not meet these milestones as publicly announced, our stock price may decline.

Our product candidates may exhibit undesirable side effects when used alone or in combination with other approved pharmaceutical products or investigational new drugs, which may delay or preclude further development or regulatory approval or limit their use if approved.

Throughout the drug development process, we must continually demonstrate the efficacy, safety and tolerability of our product candidates to obtain regulatory approval to further advance clinical development or to market them. Even if our product candidates demonstrate clinical efficacy, any unacceptable, adverse side effects or toxicities, when administered alone or in the presence of other pharmaceutical products, which can arise at any stage of development, may outweigh the potential benefits. In preclinical studies and clinical trials we have conducted to date, each of our product candidate’s tolerability profile is based on studies and trials that have involved a small number of subjects or patients over a limited period of time. We may observe adverse or significant adverse events or drug-drug interactions in future preclinical studies or clinical trial candidates, which could result in the delay or termination of development, prevent regulatory approval, or limit market acceptance if ultimately approved.

If the results of preclinical studies or clinical trials for our product candidates, including those that are subject to existing or future license or collaboration agreements, are unfavorable or delayed, we could be delayed or precluded from the further development or commercialization of our product candidates, which could materially harm our business.

To further advance the development of, and ultimately receive regulatory approval to sell, our product candidates, we must conduct extensive preclinical studies and clinical trials to demonstrate their safety and efficacy to the satisfaction of the FDA or similar regulatory authorities in other countries, as the case may be. Preclinical studies and clinical trials are expensive, complex, can take many years to complete, and have highly uncertain outcomes. Delays, setbacks, or failures can occur at any time, or in any phase of preclinical or clinical testing, and can result from concerns about safety or toxicity, a lack of demonstrated efficacy or superior efficacy over other similar products that have been approved for sale or are in more advanced stages of development, poor study or trial design, and issues related to the formulation or manufacturing process of the materials used to conduct the trials. The results of prior preclinical studies or clinical trials are not necessarily predictive of the results we may observe in later stage clinical trials. In many cases, product candidates in clinical development may fail to show desired safety, efficacy or tolerability characteristics despite having favorably demonstrated such characteristics in preclinical studies or earlier stage clinical trials.

In addition, we may experience numerous unforeseen events during, or as a result of, preclinical studies and the clinical trial process, which could delay or impede our ability to advance the development of, receive regulatory approval for, or commercialize our product candidate, including, but not limited to:

●	communications with the FDA, or similar regulatory authorities in different countries, regarding the scope or design of a trial or trials;

●	regulatory authorities, including an Institutional Review Board (“IRB”) or Ethical Committee (“EC”), not authorizing us to commence or conduct a clinical trial at a prospective trial site;

●	enrollment in our clinical trials being delayed, or proceeding at a slower pace than we expected, because we have difficulty recruiting patients or participants dropping out of our clinical trials at a higher rate than we anticipated;

●	our third-party contractors, upon whom we rely for conducting preclinical studies, clinical trials and manufacturing of our trial materials, may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner;

●	having to suspend or ultimately terminate our clinical trials if participants are being exposed to unacceptable health or safety risks;

●	IRBs, ECs, or regulators requiring that we hold, suspend or terminate our preclinical studies and clinical trials for various reasons, including non-compliance with regulatory requirements or due to the effects of the COVID-19 pandemic; and

●	the supply or quality of drug material or the supply of our RenovoCath device necessary to conduct our preclinical studies or clinical trials being insufficient, inadequate, or unavailable, especially in light of the supply chain issues caused by the effects of the COVID-19 pandemic.

Even if the data collected from preclinical studies or clinical trials involving our product candidates demonstrate a favorable safety and efficacy profile, such results may not be sufficient to support the submission of an NDA to obtain regulatory approval from the FDA in the U.S., or other similar foreign regulatory authorities in foreign jurisdictions, which is required to market and sell the product.

If third party vendors upon whom we intend to rely on to conduct our preclinical studies or clinical trials do not perform or fail to comply with strict regulations, these studies or trials of our product candidate may be delayed, terminated, or fail, or we could incur significant additional expenses, which could materially harm our business.

We have limited resources dedicated to designing, conducting, and managing preclinical studies and clinical trials. We intend to rely on third parties, including clinical research organizations, consultants, and principal investigators, to assist us in designing, managing, monitoring and conducting our preclinical studies and clinical trials. We intend to rely on these vendors and individuals to perform many facets of the drug development process, including certain preclinical studies, the recruitment of sites and patients for participation in our clinical trials, maintenance of good relations with the clinical sites, and ensuring that these sites are conducting our trials in compliance with the trial protocol, including safety monitoring and applicable regulations. If these third parties fail to perform satisfactorily, or do not adequately fulfill their obligations under the terms of our agreements with them, we may not be able to enter into alternative arrangements without undue delay or additional expenditures, and therefore the preclinical studies and clinical trials of our product candidate may be delayed or prove unsuccessful. Further, the FDA, or other similar foreign regulatory authorities, may inspect some of the clinical sites participating in our clinical trials in the U.S., or our third-party vendors’ sites, to determine if our clinical trials are being conducted according to Good Clinical Practices. If we or the FDA determine that our third-party vendors are not in compliance with, or have not conducted our clinical trials according to, applicable regulations we may be forced to delay, repeat, or terminate such clinical trials. Additionally, certain third parties with whom we engage or may engage for preclinical studies or clinical studies may have to adjust their operations or limit their capacity in light of the effects of the COVID-19 pandemic.

We have limited capacity for recruiting and managing clinical trials, which could impair our timing to initiate or complete clinical trials of our product candidate and materially harm our business.

We have limited capacity to recruit and manage the clinical trials necessary to obtain FDA approval or approval by other regulatory authorities. By contrast, larger pharmaceutical and biopharmaceutical companies often have substantial staff with extensive experience in conducting clinical trials with multiple product candidates across multiple indications. In addition, they may have greater financial resources to compete for the same clinical investigators and patients that we are attempting to recruit for our clinical trials. If potential competitors are successful in completing drug development for their product candidates and obtain approval from the FDA, they could limit the demand to participate in clinical trials of our product candidates. As a result, we may be at a competitive disadvantage that could delay the initiation, recruitment, timing, and completion of our clinical trials, as well as obtaining regulatory approvals, if at all, for our product candidates.

We, and our collaborators, if any, must comply with extensive government regulations in order to advance our product candidates through the development process and ultimately obtain and maintain marketing approval for our products in the U.S. and abroad.

The product candidates that we, or our collaborators, are developing or may develop require regulatory approval to advance through clinical development and to ultimately be marketed and sold and are subject to extensive and rigorous domestic and foreign government regulation. In the U.S., the FDA regulates, among other things, the development, testing, manufacture, safety, efficacy, record-keeping, labeling, storage, approval, advertising, promotion, sale, and distribution of pharmaceutical and biopharmaceutical products. Our product candidates are also subject to similar regulation by foreign governments to the extent we seek to develop or market them in those countries. We, or our collaborators, must provide the FDA and foreign regulatory authorities, if applicable, with preclinical and clinical data, as well as data supporting an acceptable manufacturing process, that appropriately demonstrate each of our product candidate’s safety and efficacy before it can be approved for the targeted indications. Our product candidates have not been approved for sale in the U.S. or any foreign market, and we cannot predict whether we or our collaborators will obtain regulatory approval for any product candidates we are developing or plan to develop. The regulatory review and approval process can take many years, is dependent upon the type, complexity, novelty of, and medical need for the product candidate, requires the expenditure of substantial resources, and involves post-marketing surveillance and vigilance and potentially post-marketing studies or Phase 4 clinical trials. In addition, we or our collaborators may encounter delays in, or fail to gain, regulatory approval for any of our product candidates based upon additional governmental regulation resulting from future legislative, administrative action or changes in FDA’s or other similar foreign regulatory authorities’ policy or interpretation during the period of product development. Delays or failures in obtaining regulatory approval to advance any of our product candidates through clinical development, and ultimately to commercialize them, may:

●	adversely impact our ability to raise sufficient capital, if at all, to fund the development of our product candidates;

●	adversely affect our ability to further develop or commercialize our product candidates;

●	diminish any competitive advantages that we or our collaborators may have or attain; or

●	adversely affect the receipt of potential milestone payments and royalties from collaborators, if any, from the sale of our products or product revenues in the future.

Furthermore, any regulatory approvals, if granted, may later be withdrawn. If we or our collaborators fail to comply with applicable regulatory requirements at any time, or if post-approval safety concerns arise, we or our collaborators may be subject to restrictions or a number of actions, including:

●	delays, suspension, or termination of clinical trials related to our product candidates;

●	refusal by regulatory authorities to review pending applications or supplements to approved applications;

●	product recalls or seizures;

●	suspension of manufacturing;

●	withdrawals of previously approved marketing applications; or

●	fines, civil penalties, and criminal prosecutions.

Additionally, at any time we or our collaborators may voluntarily suspend or terminate the preclinical or clinical development of a product candidate, or withdraw any approved product from the market if we believe that it may pose an unacceptable safety risk to patients, or if the product candidate or approved product no longer meets our business objectives. The ability to develop or market a pharmaceutical product outside of the U.S. is contingent upon receiving appropriate authorization from the respective foreign regulatory authorities. Foreign regulatory approval processes typically include many, if not all, of the risks and requirements associated with the FDA regulatory process for drug development and may include additional risks. Additionally, results acceptable to support approval in one jurisdiction may be deemed inadequate by another regulatory authority to support regulatory approval in that other jurisdiction.

Clinical trials involve a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results.

Our product candidates may not prove to be safe and efficacious in clinical trials and may not meet all the applicable regulatory requirements needed to receive regulatory approval. To receive regulatory approval for the commercialization of our product candidates, we must conduct, at our own expense, extensive preclinical testing and clinical trials to demonstrate safety and efficacy of our product candidate for the intended indication of use. Clinical testing is expensive, can take many years to complete, if at all, and its outcome is uncertain. Failure can occur at any time during the clinical trial process.

The results of preclinical studies and early clinical trials of new drugs do not necessarily predict the results of later-stage clinical trials. The design of our clinical trials is based on many assumptions about the expected effects of our product candidate, and if those assumptions are incorrect, they may not produce statistically significant results. Preliminary results may not be confirmed on full analysis of the detailed results of a clinical trial. Product candidates in later stages of clinical development may fail to show safety and efficacy sufficient to support intended use claims despite having progressed through earlier clinical testing. The data collected from clinical trials of our product candidates may not be sufficient to support the filing of an NDA or to obtain regulatory approval in the United States or elsewhere. Because of the uncertainties associated with drug development and regulatory approvals, we cannot determine if or when we will have an approved product for commercialization or achieve sales or profits.

Delays in clinical testing could result in increased costs to us and delay our ability to generate revenue.

We may experience delays in clinical testing of our product candidates. We do not know whether planned clinical trials will begin on time, will need to be redesigned or will be completed on schedule, if at all, especially in light of the effects of the COVID-19 pandemic. Clinical trials can be delayed for a variety of reasons, including pandemics, delays in obtaining regulatory approval to commence a clinical trial, in securing clinical trial agreements with prospective sites with acceptable terms, in obtaining IRB approval to conduct a clinical trial at a prospective site, in recruiting patients to participate in a clinical trial or in obtaining sufficient supplies of clinical trial materials, including RenovoCath. Many factors affect patient enrollment, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the clinical trial, the existing body of safety and efficacy data with respect to the study drug, competing clinical trials, new drugs approved for the conditions we are investigating, clinicians’ and patients’ perceptions of the potential advantages and side effects of the product candidates being studied in relation to other available therapies and product candidates, and health epidemics such as the COVID-19 pandemic. Clinical investigators will need to decide whether to offer their patients enrollment in clinical trials of our product candidate versus treating these patients with commercially available drugs that have established safety and efficacy profiles. Any delays in completing our clinical trials will increase our costs, slow down our product development, timeliness and approval process, and delay our ability to generate revenue.

The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.

The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable but it typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate and it is possible that any of our existing product candidates, or any product candidate we may seek to develop in the future, may never obtain regulatory approval.

Our product candidates could fail to receive regulatory approval for many reasons, including the following:

●	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;

●	we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a product candidate is safe and effective for its proposed indication;

●	the results of clinical trials may not meet the level of statistical significance required for approval by the FDA or comparable foreign regulatory authorities;

●	the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;

●	the data collected from clinical trials of our product candidates may not be sufficient to support the submission of an NDA or other submission or to obtain regulatory approval in the United States or elsewhere;

●	the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; or

●	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

This lengthy approval process as well as the unpredictability of future clinical trial results may result in our failing to obtain regulatory approval to market our product candidates, which would significantly harm our business, results of operations, prospects and our underlying stock price.

In addition, even if we were to obtain approval, regulatory authorities may approve our product candidates for fewer or more limited indications than we request, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Any of the foregoing scenarios could materially harm the commercial prospects for any of our product candidates.

We have not previously submitted an NDA to the FDA, nor similar drug approval filings to comparable foreign authorities, for our product candidates, and we cannot be certain that our product candidates will be successful in clinical trials or receive regulatory approval. Further, our product candidates may not receive regulatory approval even if they are successful in clinical trials. If we do not receive regulatory approvals for our product candidates, we may not be able to continue our operations. Even if we successfully obtain regulatory approvals to market one or more of our product candidates, our revenues will be dependent on many factors including the size of the markets in the territories for which we gain regulatory approval and have commercial rights. If the markets for patients that we are targeting for our product candidates are not as significant as we estimate, we may not generate significant revenues from sales of such products, if approved.

We plan to seek regulatory approval and to commercialize our product candidates, directly or with collaborators in the United States, the European Union, and other foreign countries which we have not yet identified. While the scope of regulatory approval is similar in other countries, to obtain separate regulatory approval in many other countries we must comply with numerous and varying regulatory requirements of such countries regarding the safety and efficacy, among other things, of clinical trials and commercial sales, pricing, and distribution of our product candidates, and we cannot predict success in these jurisdictions.

We may be required to suspend or discontinue clinical trials due to unexpected side effects or other safety risks that could preclude approval of our product candidates.

Our clinical trials may be suspended at any time for a number of reasons. For example, we may voluntarily suspend or terminate our clinical trials if at any time we believe that they present an unacceptable risk to the clinical trial patients. In addition, the FDA or other regulatory agencies may order the temporary or permanent discontinuation of our clinical trials at any time if they believe that the clinical trials are not being conducted in accordance with applicable regulatory requirements or that they present an unacceptable safety risk to the clinical trial patients.

Administering our product candidates to humans may produce undesirable side effects. These adverse side effects could interrupt, delay or halt clinical trials of our product candidates and could result in the FDA or other regulatory authorities denying further development or approval of any of our product candidates for any or all targeted indications. Ultimately, our product candidates may prove to be unsafe for human use. Moreover, we could be subject to significant liability if any volunteer or patient suffers, or appears to suffer, adverse health effects as a result of participating in our clinical trials. Prosecution, enforcement actions, damages or adverse media coverage related to such events, if any, will likely result in a materially significant diversion of management’s attention and resources and significant defense costs and other professional fees. As a general matter, such events could damage our reputation, brand, international activities, business, prospects, operating results and financial condition.

If we fail to comply with healthcare regulations, we could face substantial enforcement actions, including civil and criminal penalties and our business, operations and financial condition could be adversely affected.

As a developer of pharmaceuticals, certain federal and state healthcare laws and regulations pertaining to fraud and abuse, false claims and patients’ privacy rights are and will be applicable to our business. We could be subject to healthcare fraud and abuse laws and patient privacy laws of both the federal government and the states in which we conduct our business. The laws include:

●	the federal healthcare program anti-kickback law, which prohibits, among other things, persons from soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual, for an item or service or the purchasing or ordering of a good or service, for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs;

●	federal false claims laws which prohibit, among other things, individuals, or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent, and which may apply to entities like us which provide coding and billing information to customers;

●	the federal Health Insurance Portability and Accountability Act of 1996, which prohibits executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters and which also imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information;

●	the Federal Food, Drug, and Cosmetic Act, which among other things, strictly regulates drug manufacturing and product marketing, prohibits manufacturers from marketing drug products for off-label use and regulates the distribution of drug samples; and

●	state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by federal laws, thus complicating compliance efforts.

If our operations are found to be in violation of any of the laws described above or any governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, and the curtailment or restructuring of our operations. Any penalties, damages, fines, curtailment or restructuring of our operations could adversely affect our ability to operate our business and our financial results. Although compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, the risks cannot be entirely eliminated. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert management’s attention from the operation of our business. Moreover, achieving and sustaining compliance with applicable federal and state privacy, security and fraud laws may prove costly.

If we are unable to satisfy regulatory requirements, we may not be able to commercialize our product candidates.

We need FDA approval prior to marketing our product candidates in the United States. This approval process is lengthy and subject to extensive governmental regulations, and given the unpredictability of the results of clinical trials, our failure to obtain regulatory approval from the FDA to market any of our product candidates would significantly harm our business, results of operations and prospects. Any delay or failure in seeking or obtaining required approvals from the FDA to market any of our product candidates would have a material and adverse effect on our ability to sell our product candidates in the United States and to generate revenue from any such candidates we are developing and for which we are seeking approval.

The FDA’s review and approval process, including among other things, evaluation of preclinical studies and clinical trials of a product candidate as well as the manufacturing process and facility, is lengthy, expensive, and uncertain. To receive approval, we must, among other things, demonstrate with substantial evidence from well-designed and well-controlled pre-clinical testing and clinical trials that the product candidates are both safe and effective for each indication for which approval is sought. Satisfaction of these requirements typically takes several years, and the time needed to satisfy them may vary substantially, based on the type, complexity and novelty of the pharmaceutical product. We cannot predict if or when we will submit an NDA for approval for any of our product candidates currently under development. Any approvals we may obtain may not cover all of the clinical indications for which we are seeking approval or may contain significant limitations on the conditions of use.

The FDA has substantial discretion in the NDA review process and may either refuse to file our NDA for substantive review or may decide that our data is insufficient to support approval of our product candidates for the claimed intended uses. Following any regulatory approval of our product candidates, we will be subject to continuing regulatory obligations such as safety reporting, required and additional post marketing obligations, and regulatory oversight of promotion and marketing. Even if we receive regulatory approvals for any of our product candidates, the FDA may subsequently seek to withdraw approval of our NDA if we determine that new data or a reevaluation of existing data show the product is unsafe for use under the conditions of use upon the basis of which the NDA was approved, or based on new evidence of adverse effects or adverse clinical experience, or upon other new information. If the FDA does not file or approve our NDA or withdraws approval of our NDA, the FDA may require that we conduct additional clinical trials, preclinical or manufacturing studies and submit that data before it will reconsider our application. Depending on the extent of these or any other requested studies, approval of any applications that we submit may be delayed by several years, may require us to expend more resources than we have available, or may never be obtained at all. In addition, we have obtained FDA clearance for our RenovoCath delivery system. In the event adverse events arise with respect to the RenovoCath delivery system, the FDA could revoke its clearance which would have a material adverse effect on our business.

We will also be subject to a wide variety of foreign regulations governing the development, manufacture, and marketing of our products to the extent we seek regulatory approval to develop and market any of our product candidates in a foreign jurisdiction. As of the date hereof we have not identified any foreign jurisdictions which we intend to seek approval from. Whether or not FDA approval has been obtained, approval of a product candidate by the comparable regulatory authorities of foreign countries must still be obtained prior to marketing the product candidate in those countries. The approval process varies, and the time needed to secure approval in any region such as the European Union or in a country with an independent review procedure may be longer or shorter than that required for FDA approval. We cannot assure you that clinical trials conducted in one country will be accepted by other countries or that an approval in one country or region will result in approval elsewhere.

If our product candidates are unable to compete effectively with marketed drugs targeting similar indications as our product candidates, our commercial opportunity will be reduced or eliminated.

We face competition generally from established pharmaceutical and biotechnology companies, as well as from academic institutions, government agencies and private and public research institutions. Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Small or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. We are aware of a number of companies in Phase 3 clinical trials for the treatment of LAPC including Angiodynamics, Bausch Health, FibroGen, Novocure, and SynCore Biotechnology. In addition, we are aware of a number of companies in Phase 1 and Phase 2 clinical trials for the treatment of LAPC including one interventional company, TriSalus Lifesciences. Our commercial opportunity will be reduced or eliminated if our competitors develop and commercialize any products that are safer, more effective, have fewer side effects or are less expensive than our product candidates. These potential competitors compete with us in recruiting and retaining key and qualified scientific and management personnel, establishing clinical trial sites, and patient enrollment for clinical trials, as well as in acquiring technologies and technology licenses complementary to our programs or advantageous to our business.

If approved and commercialized, RenovoGem would compete with several currently approved prescription therapies for the treatment of LAPC and hilar cholangiocarcinoma. To our knowledge, other potential competitors are in earlier stages of development. If potential competitors are successful in completing drug development for their product candidates and obtain approval from the FDA, they could limit the demand for RenovoGem.

We expect that our ability to compete effectively will depend upon our ability to:

●	successfully identify and develop key points of product differentiation from currently available therapies;

●	successfully and timely complete clinical trials and submit for and obtain all requisite regulatory approvals in a cost-effective manner;

●	maintain a proprietary position for our products and manufacturing processes and other related product technology;

●	attract and retain key and qualified personnel;

●	develop relationships with physicians prescribing these products; and

●	build an adequate sales and marketing infrastructure for our products, if approved.

Because we will be competing against significantly larger companies with established track records, we will have to demonstrate that, based on experience, clinical data, side-effect profiles and other factors, our products, if approved, are competitive with other products. If we are unable to compete effectively and differentiate our products from other marketed drugs, we may never generate meaningful revenue.

We may expend our limited resources to pursue one or more product candidates or indications within our product development strategy, which has and may continue to change over time, and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we intend to focus on developing product candidates for specific indications that we identify as most likely to succeed, in terms of their potential both to gain regulatory approval and to achieve commercialization. As a result, we may forego or delay pursuit of opportunities with other product candidates or in other indications with greater commercial potential. Such resource allocation and strategic decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable product candidates. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing, or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to the product candidate.

If the manufacturers upon whom we rely fail to produce our product candidates, in the volumes that we require on a timely basis or fail to comply with stringent regulations applicable to pharmaceutical drug manufacturers, we may face delays in the development and commercialization of our product candidates.

We do not currently possess internal manufacturing capacity. We plan to utilize the services of cGMP manufacturers, FDA inspected contract manufacturers to manufacture our clinical supplies. Any curtailment in the availability of gemcitabine, however, could result in production or other delays with consequent adverse effects on us. In addition, because regulatory authorities must generally approve raw material sources for pharmaceutical products, changes in raw material suppliers may result in production delays or higher raw material costs.

We obtain our RenovoCath delivery system from a single source. Gemcitabine is supplied from our clinical sites’ pharmacies and used off-label for intra-arterial use within our clinical study. We continue to pursue supply agreements for gemcitabine and our RenovoCath delivery system. We may be required to agree to minimum volume requirements, exclusivity arrangements or other restrictions with the contract manufacturers. We may not be able to enter into long-term agreements on commercially reasonable terms, or at all. If we change or add manufacturers, the FDA and comparable foreign regulators may require approval of the changes. Approval of these changes could require new testing by the manufacturer and compliance inspections to ensure the manufacturer is conforming to all applicable laws and regulations and cGMP.

The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products may encounter difficulties in production, particularly in scaling up production. These problems include difficulties with production costs and yields, quality control, including stability of the product and quality assurance testing, shortages of qualified personnel, as well as compliance with federal, state, and foreign regulations. In addition, any delay or interruption in the supply of clinical trial supplies, due to the effects of the COVID-19 pandemic or otherwise, could delay the completion of our clinical trials, increase the costs associated with conducting our clinical trials and, depending upon the period of delay, require us to commence new clinical trials at significant additional expense or to terminate a clinical trial.

We will be responsible for ensuring that our future contract manufacturers comply with the cGMP requirements of the FDA and other regulatory authorities from which we seek to obtain product approval. These requirements include, among other things, quality control, quality assurance and the maintenance of records and documentation. The approval process for NDAs includes an inspection of the manufacturer’s compliance with cGMP requirements. We will be responsible for regularly assessing a contract manufacturer’s compliance with cGMP requirements through record reviews and periodic audits and for ensuring that the contract manufacturer takes responsibility and corrective action for any identified deviations. Manufacturers of our product candidates may be unable to comply with these cGMP requirements and with other FDA and foreign regulatory requirements, if any.

While we will oversee compliance of our contract manufacturers, ultimately, we will not have control over our manufacturers’ compliance with these regulations and standards. A failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval. If the safety of any of our product candidates is compromised due to a manufacturers’ failure to adhere to applicable laws or for other reasons, we may not be able to obtain regulatory approval for or successfully commercialize any of our product candidates, and we may be held liable for any injuries sustained as a result. Any of these factors could cause a delay of clinical trials, regulatory submissions, approvals, or commercialization of RenovoGem or other product candidates, entail higher costs or result in us being unable to effectively commercialize any of our product candidates. Furthermore, if our manufacturers fail to deliver the required commercial quantities on a timely basis and at commercially reasonable prices, we may be unable to meet demand for any approved products and would lose potential revenues.

We may not be able to manufacture our product candidates in commercial quantities, which would prevent us from commercializing our product candidates.

To date, our product candidates have been manufactured in small quantities for preclinical studies and clinical trials. If any of our product candidates are approved by the FDA or comparable regulatory authorities in other countries for commercial sale, we will need to manufacture such product candidates in larger quantities. We may not be able to successfully increase the manufacturing capacity for our product candidates in a timely or economic manner, or at all. Significant scale-up of manufacturing may require additional validation studies, which the FDA must review and approve. If we are unable to successfully increase the manufacturing capacity for a product candidate, the clinical trials as well as the regulatory approval or commercial launch of that product candidate may be delayed or there may be a shortage in supply. Our product candidates require precise, high quality manufacturing in accordance with cGMP. Our failure to achieve and maintain these high-quality manufacturing standards in collaboration with our third-party manufacturers, including the incidence of manufacturing errors, could result in patient injury or death, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could harm our business, financial condition and results of operations.

Our product candidates, if approved for sale, may not gain acceptance among physicians, patients, and the medical community, thereby limiting our potential to generate revenues.

If our product candidates are approved for commercial sale by the FDA or other regulatory authorities, the degree of market acceptance of any approved product by physicians, healthcare professionals and third-party payors and our profitability and growth will depend on a number of factors, including:

●	demonstration of safety and efficacy;

●	changes in the practice guidelines and the standard of care for the targeted indication;

●	relative convenience and ease of administration;

●	the prevalence and severity of any adverse side effects;

●	budget impact of adoption of our product on relevant drug formularies and the availability, cost, and potential advantages of alternative treatments, including less expensive generic drugs;

●	pricing, reimbursement, and cost effectiveness, which may be subject to regulatory control;

●	effectiveness of our or any of our partners’ sales and marketing strategies;

●	the product labeling or product insert required by the FDA or regulatory authority in other countries; and

●	the availability of adequate third-party insurance coverage or reimbursement.

If any product candidate that we develop does not provide a treatment regimen that is as beneficial as, or is perceived as being as beneficial as, the current standard of care or otherwise does not provide patient benefit, that product candidate, if approved for commercial sale by the FDA or other regulatory authorities, likely will not achieve market acceptance. Our ability to effectively promote and sell any approved products will also depend on pricing and cost-effectiveness, including our ability to produce a product at a competitive price and our ability to obtain sufficient third-party coverage or reimbursement. If any product candidate is approved but does not achieve an adequate level of acceptance by physicians, patients and third-party payors, our ability to generate revenues from that product would be substantially reduced. In addition, our efforts to educate the medical community and third-party payors on the benefits of our product candidates may require significant resources, may be constrained by FDA rules and policies on product promotion, and may never be successful.

Guidelines and recommendations published by various organizations can impact the use of our products.

Government agencies promulgate regulations and guidelines directly applicable to us and to our product. In addition, professional societies, practice management groups, private health and science foundations and organizations involved in various diseases from time to time may also publish guidelines or recommendations to the healthcare and patient communities. Recommendations of government agencies or these other groups or organizations may relate to such matters as usage, dosage, route of administration and use of concomitant therapies. Recommendations or guidelines suggesting the reduced use of our products or the use of competitive or alternative products that are followed by patients and healthcare providers could result in decreased use of our proposed products.

If third-party contract manufacturers upon whom we rely to formulate and manufacture our product candidates do not perform, fail to manufacture according to our specifications or fail to comply with strict regulations, our preclinical studies or clinical trials could be adversely affected and the development of our product candidate could be delayed or terminated or we could incur significant additional expenses.

We do not own or operate any manufacturing facilities. We intend to rely on cGMP manufacturers, FDA inspected third-party contractors, at least for the foreseeable future to formulate and manufacture these preclinical and clinical materials. Our reliance on third-party contract manufacturers exposes us to a number of risks, any of which could delay or prevent the completion of our preclinical studies or clinical trials, or the regulatory approval or commercialization of any of our product candidates, result in higher costs, or deprive us of potential product revenues. Some of these risks include:

●	our third-party contractors failing to develop an acceptable formulation to support later-stage clinical trials for, or the commercialization of, our product candidates;

●	our contract manufacturers failing to manufacture our product candidates according to their own standards, our specifications or Current Good Manufacturing Practice (“cGMP”), or otherwise manufacturing material that we or the FDA may deem to be unsuitable in our clinical trials;

●	our contract manufacturers being unable to increase the scale of, increase the capacity for, or reformulate the form of any of our product candidates. We may experience a shortage in supply, or the cost to manufacture our products may increase to the point where it adversely affects the cost of our product candidates. We cannot assure you that our contract manufacturers will be able to manufacture our product candidates at a suitable scale, or we will be able to find alternative manufacturers acceptable to us that can do so;

●	our contract manufacturers placing a priority on the manufacture of their own products, or other customers’ products;

●	our contract manufacturers failing to perform as agreed or not remaining in the contract manufacturing business;

●	our contract manufacturers experiencing the effects of any strikes or other work stoppages; or

●	our contract manufacturers’ plants being closed as a result of regulatory sanctions or a natural disaster.

In the event that we need to change our third-party contract manufacturers, our preclinical studies, clinical trials or the commercialization of our product candidates could be delayed, adversely affected or terminated, or such a change may result in significantly higher costs.

Due to regulatory restrictions inherent in an IND or NDA, or for economic reasons, various steps in the manufacture of any of our product candidates may need to be sole-sourced. We currently obtain our RenovoCath delivery system from a single supplier. In accordance with cGMP regulations, changing manufacturers may require the re-validation of manufacturing processes and procedures, and may require further preclinical studies or clinical trials to show comparability between the materials produced by different manufacturers. Changing our current or future contract manufacturers may be difficult for us and could be costly, which could result in our inability to manufacture our product candidate for an extended period of time and therefore a delay in the development of any of our product candidates. Further, to maintain our development timelines in the event of a change in our third-party contract manufacturer, we may incur significantly higher costs to manufacture any of our product candidates.

We currently do not have any internal drug discovery capabilities, and therefore we are dependent on identifying drugs that are off patent or on in-licensing or acquiring development programs from third parties in order to obtain additional product candidates.

If in the future we decide to further expand our pipeline of product candidates, we will be dependent on identifying drugs that are off patent or on in-licensing or acquiring product candidates as we do not have significant internal discovery capabilities at this time. We may face substantial competition from other biotechnology and pharmaceutical companies, many of which may have greater resources then we have, in obtaining in-licensing, sponsored research or acquisition opportunities. In-licensing or acquisition opportunities may not be available to us on terms we find acceptable, if at all. In-licensed compounds that appear promising in research or in preclinical studies may fail to progress into further preclinical studies or clinical trials.

If a product liability claim is successfully brought against us for uninsured liabilities, or such claim exceeds our insurance coverage, we could be forced to pay substantial damage awards that could materially harm our business.

The use of any of our existing or future product candidates in clinical trials and the sale of any approved pharmaceutical products may expose us to significant product liability claims. We have product liability insurance coverage for our proposed clinical trials; however, such insurance coverage may be inadequate and may not protect us against any or all of the product liability claims that may be brought against us now or in the future. We may not be able to acquire or maintain adequate product liability insurance coverage at a commercially reasonable cost or in sufficient amounts or scope to protect us against potential losses. In the event a product liability claim is brought against us, we may be required to pay legal and other expenses to defend the claim, as well as uncovered damage awards resulting from a claim brought successfully against us. In the event that any of our product candidates are approved for sale by the FDA and commercialized, we may need to substantially increase the amount of our product liability coverage. Defending any product liability claim or claims could require us to expend significant financial and managerial resources, which could have a material adverse effect on our business.

We may delay or terminate the development of our product candidates at any time if we believe the perceived market or commercial opportunity does not justify further investment, which could materially harm our business.

Even though the results of preclinical studies and clinical trials that have been conducted or may be conducted in the future may support further development of our product candidates, we may delay, suspend or terminate the future development of a product candidate at any time for strategic, business, financial or other reasons, including the determination or belief that the emerging profile of the product candidate is such that it may not receive FDA approval, gain meaningful market acceptance, generate a significant return to stockholders, or otherwise provide any competitive advantages in its intended indication or market.

Risks Related to Our Operations

Our future success depends on our ability to retain our key personnel and to attract, retain and motivate qualified personnel.

We are highly dependent on the development, regulatory, commercialization, and business development expertise of Shaun Bagai, our Chief Executive Officer, as well as the other principal members of our management, scientific and clinical teams. Although we have employment agreements, offer letters or consulting agreements with our executive officers, these agreements do not prevent them from terminating their services at any time.

If we lose one or more of our executive officers or key employees, our ability to implement our business strategy successfully could be seriously harmed. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop product candidates, gain regulatory approval, and commercialize new products. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these additional key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be engaged by entities other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. One such key consultant is Dr. Ramtin Agah, our Chief Medical Officer. If we are unable to continue to attract and retain highly qualified personnel, our ability to develop and commercialize product candidates will be limited.

We will need to increase the size of our organization, and we may experience difficulties in managing growth.

We are a small company with less than 10 employees. Future growth of our company will impose significant additional responsibilities on members of management, including the need to identify, attract, retain, motivate and integrate highly skilled personnel. We may increase the number of employees in the future depending on the progress of our development and commercialization of our product candidates. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to:

●	manage our clinical studies effectively;

●	integrate additional and future management, administrative, manufacturing, sales and marketing, and regulatory personnel;

●	maintain sufficient administrative, accounting and management information systems and controls; and

●	hire and train additional qualified personnel.

There is no guarantee that we will be able to accomplish these tasks, and our failure to accomplish any of them could materially adversely affect our business, prospects, and financial condition.

Business disruptions could seriously harm future revenue and financial condition and increase our costs and expenses.

Our operations, and those of our third-party manufacturers, contract research organizations(“CROs”), and other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or man-made disasters or business interruptions beyond our control, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.

Our corporate headquarters are located in Silicon Valley, California, an area prone to wildfires and earthquakes. These and other natural disasters could severely disrupt our operations, and have a material adverse effect on our business, results of operations, financial condition and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. Any disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business.

Security threats to our information technology infrastructure and/or our physical buildings could expose us to liability and damage our reputation and business.

It is essential to our business strategy that our and our vendors, partners, clinical trial sites, and third-party providers’ technology and network infrastructure and physical buildings remain secure and are perceived by our customers and corporate partners to be secure. Despite security measures, however, any network infrastructure may be vulnerable to cyber-attacks by hackers and other security threats, including distributed denial of service (DDoS) attacks, phishing attacks or ransomware attacks. We may face cyber-attacks that attempt to penetrate our network security, sabotage, or otherwise disable our research and development activities, products and services, misappropriate our or our customers’ and partners’ proprietary and confidential information, which may include personally identifiable information, or cause interruptions of our internal systems and services. During the COVID-19 pandemic, with many of our employees working from home from time to time and accessing our corporate network via remote devices, the potential for such events to occur is even greater. Despite security measures, we also cannot guarantee security of our physical buildings. Physical building penetration or any cyber-attacks could negatively affect our reputation, damage our network infrastructure and our ability to deploy our products and services, harm our relationship with customers and partners that are affected, and expose us to financial liability, including the possibility of consequential damages resulting from cyber-attacks and other security threats.

Additionally, there are a number of state, federal, and international laws protecting the privacy and security of health information and personal data. For example, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) imposes limitations on the use and disclosure of an individual’s healthcare information by healthcare providers, healthcare clearinghouses, and health insurance plans, or, collectively, covered entities, and also grants individuals rights with respect to their health information. HIPAA also imposes compliance obligations and corresponding penalties for non-compliance on individuals and entities that provide services to healthcare providers and other covered entities. As part of the American Recovery and Reinvestment Act of 2009 (“ARRA”), the privacy and security provisions of HIPAA were amended. ARRA also made significant increases in the penalties for improper use or disclosure of an individual’s health information under HIPAA and extended enforcement authority to state attorneys general. As amended by ARRA and subsequently by the final omnibus rule adopted in 2013, HIPAA also imposes notification requirements on covered entities in the event that certain health information has been inappropriately accessed or disclosed, including notification requirements to individuals, federal regulators, and in some cases, notification to local and national media. Notification is not required under HIPAA if the health information that is improperly used or disclosed is deemed secured in accordance with encryption or other standards developed by the U.S. Department of Health and Human Services. Most states have laws requiring notification of affected individuals and/or state regulators in the event of a breach of personal information, which is a broader class of information than the health information protected by HIPAA. Many state laws impose significant data security requirements, such as encryption or mandatory contractual terms, to ensure ongoing protection of personal information. Activities outside of the U.S. implicate local and national data protection standards, impose additional compliance requirements, and generate additional risks of enforcement for non-compliance. We may be required to expend significant capital and other resources to ensure ongoing compliance with applicable privacy and data security laws, to protect against security breaches and hackers or to alleviate problems caused by such breaches.

We and our third-party contract manufacturers must comply with environmental, health and safety laws and regulations, and failure to comply with these laws and regulations could expose us to significant costs or liabilities.

We and our third-party manufacturers are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the use, generation, manufacture, distribution, storage, handling, treatment, remediation and disposal of hazardous materials and wastes. Hazardous chemicals, including flammable and biological materials, are involved in certain aspects of our business, and we cannot eliminate the risk of injury or contamination from the use, generation, manufacture, distribution, storage, handling, treatment or disposal of hazardous materials and wastes. In the event of contamination or injury, or failure to comply with environmental, health and safety laws and regulations, we could be held liable for any resulting damages and any such liability could exceed our assets and resources. We could also incur significant costs associated with civil or criminal fines and penalties for failure to comply with such laws and regulations.

Although we maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of biological, hazardous or radioactive materials.

Environmental, health and safety laws and regulations are becoming increasingly more stringent. We may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations may impair our research, development or production efforts. Our failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions.

Further, with respect to the operations of our third-party contract manufacturers, it is possible that if they fail to operate in compliance with applicable environmental, health and safety laws and regulations or properly dispose of wastes associated with our products, we could be held liable for any resulting damages, suffer reputational harm or experience a disruption in the manufacture and supply of our product candidates or products.

A variety of risks associated with operating internationally could materially adversely affect our business.

Doing business internationally involves a number of risks, including but not limited to:

●	multiple, conflicting and changing laws and regulations, such as privacy regulations, tax laws, export and import restrictions, employment laws, regulatory requirements and other governmental approvals, permits and licenses;

●	failure by us to obtain and maintain regulatory approvals for the use of our products in various countries;

●	additional potentially relevant third-party patent rights;

●	complexities and difficulties in obtaining protection and enforcing our intellectual property;

●	difficulties in staffing and managing foreign operations;

●	complexities associated with managing multiple payor reimbursement regimes, government payors or patient self-pay systems;

●	limits in our ability to penetrate international markets;

●	financial risks, such as longer payment cycles, difficulty collecting accounts receivable, the impact of local and regional financial crises on demand and payment for our products and exposure to foreign currency exchange rate fluctuations;

●	natural disasters, political and economic instability, including wars, terrorism and political unrest, outbreak of disease, boycotts, curtailment of trade and other business restrictions;

●	certain expenses including, among others, expenses for travel, translation, and insurance; and

●	regulatory and compliance risks that relate to maintaining accurate information and control over sales and activities that may fall within the purview of the U.S. Foreign Corrupt Practices Act, its books and records provisions, or its anti-bribery provisions.

Any of these factors could significantly harm any current or future international operations and, consequently, our results of operations.

General economic or business conditions may have a negative impact on our business.

Continuing concerns over U.S. healthcare reform legislation and energy costs, geopolitical issues, fluctuations in inflation rates, the availability and cost of credit and government stimulus programs in the U.S. and other countries, including those related to the COVID-19 pandemic, have contributed to increased volatility. If the economic climate deteriorates or is poor, our business, as well as the financial condition of our suppliers and our third-party payors, could be negatively impacted, which could materially adversely affect our business, prospects and financial condition.

Healthcare reform measures could adversely affect our business.

In the United States and foreign jurisdictions, there have been, and continue to be, a number of legislative and regulatory changes and proposed changes to the healthcare system that could affect our future results of operations. In particular, there have been and continue to be a number of initiatives at the federal and state levels in the United States that seek to reduce healthcare costs. In 2010, the Patient Protection and Affordable Care Act (the “PPACA”) was enacted, which includes measures to significantly change the way healthcare is financed by both governmental and private insurers. Among the provisions of the PPACA of greatest importance to the pharmaceutical and biotechnology industry are the following:

●	an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs;

●	implementation of the federal physician payment transparency requirements, sometimes referred to as the “Physician Payments Sunshine Act”;

●	a licensure framework for follow-on biologic products;

●	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;

●	establishment of a Center for Medicare Innovation at the Centers for Medicare & Medicaid Services to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending;

●	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program, to 23.1% and 13% of the average manufacturer price for most branded and generic drugs, respectively and capped the total rebate amount for innovator drugs at 100% of the AMP;

●	a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for certain drugs and biologics, including our product candidates, that are inhaled, infused, instilled, implanted or injected;

●	extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;

●	expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability;

●	a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; and

●	expansion of the entities eligible for discounts under the Public Health program.

Some of the provisions of the PPACA have yet to be implemented, and there have been legal and political challenges to certain aspects of the PPACA. During President Trump’s administration, he signed two executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the PPACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the PPACA. While Congress has not passed repeal legislation, Congress passed the Tax Cuts and Jobs Act in 2017 which eliminated, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Congress may consider other legislation to repeal or replace elements of the PPACA.

Many of the details regarding the implementation of the PPACA are yet to be determined, and at this time, the full effect that the PPACA would have on our business remains unclear.

Individual states have become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, and marketing cost disclosure and transparency measures, and to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, results of operations, financial condition and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce ultimate demand for our products or put pressure on our product pricing, which could negatively affect our business, results of operations, financial condition and prospects.

In addition, given recent federal and state government initiatives directed at lowering the total cost of healthcare, Congress and state legislatures will likely continue to focus on healthcare reform, the cost of prescription drugs and biologics and the reform of the Medicare and Medicaid programs. While we cannot predict the full outcome of any such legislation, it may result in decreased reimbursement for drugs and biologics, which may further exacerbate industry-wide pressure to reduce prescription drug prices. This could harm our ability to generate revenues. Increases in importation or re-importation of pharmaceutical products from foreign countries into the United States could put competitive pressure on our ability to profitably price our products, which, in turn, could adversely affect our business, results of operations, financial condition and prospects. We might elect not to seek approval for or market our products in foreign jurisdictions in order to minimize the risk of re-importation, which could also reduce the revenue we generate from product sales. It is also possible that other legislative proposals having similar effects will be adopted.

Furthermore, regulatory authorities’ assessment of the data and results required to demonstrate safety and efficacy can change over time and can be affected by many factors, such as the emergence of new information, including on other products, changing policies and agency funding, staffing and leadership. We cannot be sure whether future changes to the regulatory environment will be favorable or unfavorable to our business prospects. For example, average review times at the FDA for marketing approval applications can be affected by a variety of factors, including budget and funding levels and statutory, regulatory and policy changes.

The outbreak of the novel coronavirus disease, COVID-19, could materially adversely impact our business, results of operations and financial condition, including our clinical trials.

In January 2020, the World Health Organization declared the outbreak of COVID-19 as a “Public Health Emergency of International Concern,” which continues to spread throughout the world and has adversely impacted global commercial activity and contributed to significant volatility in financial markets. The COVID-19 outbreak and government responses are creating disruption in global supply chains and adversely impacting many industries. The outbreak could have a continued material adverse impact on economic and market conditions. We continue to monitor the impact of the COVID-19 outbreak closely. The extent to which the COVID-19 outbreak will impact our operations or financial results is uncertain.

The outbreak and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; activity at facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. While the extent of the impact of the COVID-19 pandemic on our business and financial results is uncertain, a continued and prolonged public health crisis such as the COVID-19 pandemic could have a material adverse effect on our business, financial condition and results of operations. As a result of the COVID-19 pandemic, we may experience disruptions that could severely impact our business and clinical trials, including:

●	delays or difficulties in enrolling and retaining patients in our clinical trials;

●	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;

●	diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

●	interruption of key clinical trial activities, such as clinical trial site data monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others or interruption of clinical trial subject visits and study procedures (such as endoscopies that are deemed non-essential), which may impact the integrity of subject data and clinical study endpoints;

●	interruption or delays in the operations of the FDA or other regulatory authorities, which may impact review and approval timelines;

●	interruption of, or delays in receiving, supplies of our product candidates from our contract manufacturing organizations due to staffing shortages, production slowdowns or stoppages and disruptions in delivery systems;

●	limitations on employee and consulting resources that would otherwise be focused on the conduct of our clinical trials, including because of sickness of employees, consultants or their families or the desire of employees or consultants to avoid contact with large groups of people;

●	interruption or delays to our outsourced clinical activities; or

●	changes in clinical site procedures and requirements as well as regulatory requirements for conducting clinical trials during the pandemic.

We may be required to develop and implement additional clinical trial policies and procedures designed to help protect subjects from the COVID-19 virus. For example, in March 2020, the FDA issued guidance, which FDA subsequently updated, on conducting clinical trials during the pandemic, which describes a number of considerations for sponsors of clinical trials impacted by the pandemic, including the requirement to include in the clinical trial report contingency measures implemented to manage the trial, and any disruption of the trial as a result of the COVID-19 pandemic; a list of all subjects affected by the COVID-19 pandemic related study disruption by unique subject identifier and by investigational site and a description of how the individual’s participation was altered; and analyses and corresponding discussions that address the impact of implemented contingency measures (e.g., participant discontinuation from investigational product and/or study, alternative procedures used to collect critical safety and/or efficacy data) on the safety and efficacy results reported for the trial.

The COVID-19 pandemic continues to evolve rapidly, with the status of operations and government restrictions evolving frequently. The extent to which the outbreak impacts our business and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, the continued effectiveness of the vaccines, vaccination and infection rates, new travel restrictions or social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

The ultimate impact of the COVID-19 pandemic on our business operations is highly uncertain and subject to change and will depend on future developments, which cannot be accurately predicted, including the duration of the pandemic, the ultimate geographic spread of the disease, additional or modified government actions, new information that will emerge concerning the severity and impact of COVID-19 and the actions taken to contain COVID-19, including vaccination efforts, or address its impact in the short and long term, among others. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, our research programs, healthcare systems or the global economy. We will continue to monitor the situation closely.

In addition, our business could be materially adversely affected by other business disruptions to us or our third-party providers that could materially adversely affect our potential future revenue and financial condition and increase our costs and expenses. Our operations, and those of our CROs, third party manufacturers, and other contractors, consultants and third parties could be subject to other global pandemics, earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could materially adversely affect our operations and financial condition and increase our costs and expenses. We rely on third-party manufacturers to produce and process our product candidate. Our ability to obtain clinical supplies of our product candidates could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption.

Any legal proceedings or claims against us could be costly and time-consuming to defend and could harm our reputation regardless of the outcome.

We may in the future become subject to legal proceedings and claims that arise in the ordinary course of business, including intellectual property, product liability, employment, wage and hour, class action, derivative, whistleblower and other litigation claims, and governmental and other regulatory investigations and proceedings. Such matters can be time-consuming, divert management’s attention and resources, cause us to incur significant expenses or liability, or require us to change our business practices. In addition, the expense of litigation, for which we are either not insured or only partially insured depending on the claim, and the timing of this expense from period to period will be difficult to estimate, subject to change, and could adversely affect our financial condition and results of operations. Because of the potential risks, expenses, and uncertainties of litigation, we may, from time to time, settle disputes, even where we have meritorious claims or defenses, by agreeing to settlement agreements. Any of the foregoing could adversely affect our business, financial condition, and results of operations.

Risks Related to Intellectual Property

If we are unable to protect our intellectual property effectively, we may be unable to prevent third parties from using our technologies, which would impair our competitive advantage.

We rely on patent protection as well as a combination of trademark, copyright and trade secret protection, and other contractual restrictions, to protect our proprietary technologies, all of which provide limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. We may not be successful in defending challenges made in connection with our patents and patent applications. If we fail to protect our intellectual property, we will be unable to prevent third parties from using our technologies and they will be able to compete more effectively against us.

In addition to our patents, we rely on contractual restrictions to protect our proprietary technology. We require our employees and third parties to sign confidentiality agreements and our employees are also required to sign agreements assigning to us all intellectual property arising from their work for us. Nevertheless, we cannot guarantee that these measures will be effective in protecting our intellectual property rights. Any failure to protect our intellectual property rights could materially adversely affect our business, prospects and financial condition.

Our currently pending or future patent applications may not result in issued patents and any patents issued to us may be challenged, invalidated, or held unenforceable. Furthermore, we cannot be certain that we were the first to make the invention claimed in our issued patents or pending patent applications in the U.S., or that we were the first to file for protection of the inventions claimed in our foreign issued patents or pending patent applications. In addition, there are numerous recent changes to the patent laws and proposed changes to the rules of the United States Patent and Trademark Office (“USPTO”), which may have a significant impact on our ability to protect our technology and enforce our intellectual property rights. For example, in September 2011, the U.S. enacted sweeping changes to the U.S. patent system under the Leahy-Smith America Invents Act, including changes that transitioned the U.S. from a “first-to-invent” system to a “first-to-file” system and alter the processes for challenging issued patents. These changes could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. In addition, we may become subject to interference proceedings conducted in the patent and trademark offices of various countries to determine our entitlement to patents, and these proceedings may conclude that other patents or patent applications have priority over our patents or patent applications. It is also possible that a competitor may successfully challenge our patents through various proceedings and those challenges may result in the elimination or narrowing of our patents, and therefore reduce our patent protection. Accordingly, rights under any of our issued patents, patent applications or future patents may not provide us with commercially meaningful protection for our products or afford us a commercial advantage against our competitors or their competitive products or processes.

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.

Our unregistered trademarks or trade names may be challenged, infringed, circumvented, or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential collaborators or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our unregistered trademarks or trade names. Over the long term, if we are unable to successfully register our trademarks and trade names and establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively, and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely impact our financial condition or results of operations.

The patents issued to us may not be broad enough to provide any meaningful protection, one or more of our competitors may develop more effective technologies, designs or methods without infringing our intellectual property rights and one or more of our competitors may design around our proprietary technologies.

If we are not able to protect our proprietary technology, trade secrets and know-how, our competitors may use our inventions to develop competing products. Our patents may not protect us against our competitors, and patent litigation is very expensive. We may not have sufficient cash available to pursue any patent litigation to its conclusion because we currently do not generate revenues other than licensing, milestone and royalty income.

We cannot rely solely on our current patents to be successful. The standards that the USPTO and foreign patent offices use to grant patents, and the standards that U.S. and foreign courts use to interpret patents, are not the same, are not always applied predictably or uniformly and can change, particularly as new technologies develop. As such, the degree of patent protection obtained in the U.S. may differ substantially from that obtained in various foreign countries.

We cannot be certain of the level of protection, if any, that will be provided by our patents if they are challenged in court, where our competitors may raise defenses such as invalidity, unenforceability, or possession of a valid license. In addition, the type and extent of any patent claims that may be issued to us in the future are uncertain. Any patents that are issued may not contain claims that will permit us to stop competitors from using similar technology.

We may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights.

Third parties may challenge the validity, inventorship or ownership of our patents and other intellectual property rights, resulting in costly litigation or other time-consuming and expensive proceedings, which could deprive us of valuable rights. If we become involved in any intellectual property litigation, interference or other judicial or administrative proceedings, we will incur substantial expenses and the attention of our technical and management personnel will be diverted. An adverse determination may subject us to significant liabilities or require us to seek licenses that may not be available from third parties on commercially favorable terms, if at all. Further, if such claims are proven valid, through litigation or otherwise, we may be required under applicable law to pay substantial monetary damages, which can be tripled if the infringement is deemed willful, or be required to discontinue or significantly delay development, marketing, selling and licensing of the affected products and intellectual property rights.

Our competitors may have filed, and may in the future file, patent applications covering technology similar to ours. Any such patent application may have priority over our patent applications and could further require us to obtain rights to issued patents covering such technologies. There may be third-party patents, patent applications and other intellectual property relevant to our potential products that may block or compete with our potential products or processes. If another party has filed a U.S. patent application on inventions similar to ours, we may have to participate in an interference proceeding declared by the USPTO to determine priority of invention in the U.S. The costs of these proceedings could be substantial, and it is possible that such efforts would be unsuccessful, resulting in a loss of our U.S. patent position with respect to such inventions. In addition, we cannot assure you that we would prevail in any of these suits or that the damages or other remedies that we are ordered to pay, if any, would not be substantial. Claims of intellectual property infringement, misappropriation or other violations against us may require us to enter into royalty or license agreements with third parties that may not be available on acceptable terms, if at all. We may also be subject to injunctions against the further development and use of our technology, which could materially adversely affect our business, prospects and financial condition.

Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. In addition, any uncertainties resulting from the initiation and continuation of any litigation could materially adversely affect our ability to raise the funds necessary to continue our operations.

Obtaining and maintaining patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance fees on any issued patent are due to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of the patent. In the United States, patents have a limited lifespan, and if all maintenance fees are timely paid, the natural expiration of a patent is generally 20-years from its earliest U.S. non-provisional filing date. The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent application process and following the issuance of a patent. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Noncompliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. In certain circumstances, even inadvertent noncompliance events may permanently and irrevocably jeopardize patent rights. In such an event, our competitors might be able to enter the market, which would have a material adverse effect on our business.

We rely on confidentiality agreements to protect our trade secrets. If these agreements are breached by our employees or other parties, our trade secrets may become known to our competitors.

We rely on trade secrets that we seek to protect through confidentiality agreements with our employees and other parties. If these agreements are breached, our competitors may obtain and use our trade secrets to gain a competitive advantage over us. We may not have any remedies against our competitors and any remedies that may be available to us may not be adequate to protect our business or compensate us for the damaging disclosure. In addition, we may have to expend resources to protect our interests from possible infringement by others.

Risks Related to Our Common Stock

An active trading market for our common stock may not be sustained.

Prior to the closing of our initial public offering in August 2021, there was no public trading market for our common stock. Although our common stock is listed on the Nasdaq Capital Market, the market for our shares has demonstrated varying levels of trading activity. Our ability to raise capital to continue to fund operations by selling shares of our common stock and our ability to acquire other companies or technologies by using shares of our common stock as consideration may be impaired if an active trading market for our common stock is not sustained.

The market price of our common stock may be volatile and fluctuate substantially, which could result in substantial losses for investors.

The market price of our common stock is likely to be highly volatile and may be subject to wide fluctuations in response to a variety of factors, some of which are beyond our control. These factors include the following:

●	any delay in the commencement, enrollment and ultimate completion of our clinical trials;

●	any delay in submitting an NDA and any adverse development or perceived adverse development with respect to the FDA’s review of that NDA;

●	failure to successfully develop and commercialize RenovoGem;

●	inability to obtain additional funding;

●	regulatory or legal developments in the United States and other countries applicable to RenovoGem or any other product candidate;

●	adverse regulatory decisions;

●	changes in the structure of healthcare payment systems;

●	inability to obtain adequate product supply for RenovoGem, RenovoCath or any other product candidate, or the inability to do so at acceptable prices;

●	introduction of new products, services or technologies by our competitors;

●	failure to meet or exceed financial projections we provide to the public;

●	failure to meet or exceed the estimates and projections of the investment community;

●	changes in the market valuations of companies similar to ours;

●	market conditions in the pharmaceutical and biotechnology sectors, and the issuance of new or changed securities analysts’ reports or recommendations;

●	announcements of significant acquisitions, strategic collaborations, joint ventures or capital commitments by us or our competitors;

●	significant lawsuits, including patent or stockholder litigation, and disputes or other developments relating to our proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

●	additions or departures of key scientific or management personnel;

●	sales of our common stock by us, our insiders or our other stockholders;

●	expiration of market standoff or lock-up agreements;

●	trading volume of our common stock;

●	fluctuations in interest rates and inflation rates;

●	general economic, industry and market conditions;

●	health epidemics and outbreaks, including the COVID-19 pandemic, or other natural or manmade disasters which could significantly disrupt our preclinical studies and clinical trials, and therefore our receipt of necessary regulatory approvals could be delayed or prevented; and

●	the other factors described in this “Risk Factors” section.

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors, as well as general economic, political, regulatory and market conditions, may negatively affect the market price of our common stock, regardless of our actual operating performance. In particular, stock markets have experienced extreme volatility due to the ongoing COVID-19 pandemic and investor concerns and uncertainty related to the impact of the pandemic on the economies of countries worldwide.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our product candidates on unfavorable terms to us.

We may seek additional capital through a variety of means, including through public or private equity, debt financings or other sources, including up-front payments and milestone payments from strategic collaborations. To the extent that we raise additional capital through the sale of equity or convertible debt or equity securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. Such financing may result in dilution to stockholders, imposition of debt covenants, increased fixed payment obligations or other restrictions that may affect our business. If we raise additional funds through up-front payments or milestone payments pursuant to strategic collaborations with third parties, we may have to relinquish valuable rights to our product candidates or grant licenses on terms that are not favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

The Nasdaq Stock Market may delist our securities from its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our common stock is listed on the Nasdaq Capital Market. We cannot assure you that, in the future, our securities will meet the continued listing requirements to be listed on the Nasdaq Capital Market. If the Nasdaq Stock Market delists our common stock, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly resulting in a reduced level of trading activity in the secondary trading market for our common stock;

●	a limited amount of news and analyst coverage for our company; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

We could be subject to securities class action litigation.

In the past, securities class action and derivative litigation has often been brought against companies following a decline in the market price of their securities or upon the occurrence of other corporate events. This risk is especially relevant for us because biotechnology companies have experienced significant share price volatility in recent years. If we face such litigation, it could result in substantial costs, for which we are not insured, and a diversion of management’s attention and resources, which could harm our business.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, the market price for the shares and trading volume could decline.

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If our revenue or operating results fall below the expectations of analysts or investors or below any forecasts we may provide to the market, or if the forecasts we provide to the market are below the expectations of analysts or investors, the price of our common stock could decline substantially. If one or more of the analysts who covers us downgrades our common stock or publishes inaccurate or unfavorable research about our business, the market price for our common stock would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which, in turn, could cause the market price or trading volume for our common stock to decline.

We do not expect to pay dividends in the foreseeable future, and you must rely on price appreciation of your shares for return on your investment.

We have paid no cash dividends on any class of our stock to date and we do not anticipate paying cash dividends in the near term. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our stock. Accordingly, investors must be prepared to rely on sales of their shares of common stock after price appreciation to earn an investment return, which may never occur. Investors seeking cash dividends should not purchase our shares of common stock. Any determination to pay dividends in the future will be made at the discretion of our board of directors and will depend on our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our board deems relevant.

We have incurred and will continue to incur increased costs as a result of operating as a public company, and our management has devoted and will continue to devote substantial time to new compliance initiatives and corporate governance practices.

As a public company, we have incurred and particularly after we no longer qualify as an emerging growth company, we will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002 (“SOX”), the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq, and other applicable securities rules and regulations impose various requirements on U.S. reporting public companies, including the establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to continue to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs and have made some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more expensive for us to obtain director and officer liability insurance, which in turn could make it more difficult for us to attract and retain qualified senior management personnel or members for our board of directors. In addition, these rules and regulations are often subject to varying interpretations, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

Pursuant to Section 404 of SOX (“Section 404”), we will be required to furnish a report by our senior management on our internal control over financial reporting beginning with our second filing of an Annual Report on Form 10-K with the SEC.

However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To prepare for eventual compliance with Section 404, once we no longer qualify as an emerging growth company, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404.

We have identified material weaknesses in our internal control over financial reporting. Failure to maintain effective internal controls could cause our investors to lose confidence in us and adversely affect the market price of our common stock. If our internal controls are not effective, we may not be able to accurately report our financial results or prevent fraud.

Effective internal control over financial reporting is necessary for us to provide reliable financial reports in a timely manner. In connection with the audit of our financial statements as of and for the years ended December 31, 2019 and 2020 and the review of our financial statements for the six months ended June 30, 2020 and 2021, we identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, we determined that we lacked a sufficient number of qualified accounting and financial reporting personnel with an appropriate level of knowledge, training and experience to address complex accounting issues, sufficient written policies and procedures for accounting and financial reporting in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), and adequate management review controls. In addition, we determined that our financial statement close process includes significant control gaps mainly driven by the small size of our accounting and finance staff and, as a result, a significant lack of appropriate segregation of duties.

The above material weaknesses could result in a misstatement of our account balances or disclosures that would result in a material misstatement of our annual or interim financial statements that would not be prevented or detected. To address the material weaknesses, we have implemented, and are continuing to implement, measures designed to improve internal control over financial reporting, including expanding our accounting and finance team to add additional qualified accounting and finance resources, which may include third party consultants, and new financial processes. We intend to continue to take steps to remediate the material weaknesses through the hiring or engagement of additional experienced accounting and financial reporting personnel, formalizing documentation of policies and procedures and further evolving the accounting processes, including implementing appropriate segregation of duties. We expect to incur additional costs to remediate these weaknesses, including personnel, consulting and other costs.

We may not be successful in implementing these changes or in developing other internal controls, which may undermine our ability to provide accurate, timely and reliable reports on our financial and operating results. Further, we will not be able to fully assess whether the steps we are taking will remediate the material weakness in our internal control over financial reporting until we have completed our implementation efforts and sufficient time passes in order to evaluate their effectiveness. In addition, until we remediate these weaknesses, or if we identify additional material weaknesses in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. Moreover, in the future we may engage in business transactions, such as acquisitions, reorganizations or implementation of new information systems that could negatively affect our internal control over financial reporting and result in material weaknesses.

If we identify new material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if we are unable to assert that our internal control over financial reporting is effective, we may be late with the filing of our periodic reports, investors may lose confidence in the accuracy and completeness of our financial reports, and the market price of our common stock could be negatively affected. As a result of such failures, we could also become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, and become subject to litigation from investors and stockholders, which could harm our reputation, financial condition or divert financial and management resources from our core business.

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

As a public company, we are subject to the periodic reporting requirements of the Exchange Act. We designed our disclosure controls and procedures to reasonably assure that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

These inherent limitations include the fact that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.

We are an “emerging growth company,” and the reduced reporting requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including exemption from compliance with the auditor attestation requirements of Section 404; exemption from any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements; reduced disclosure obligations regarding executive compensation; and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, the information we provide stockholders will be different than the information that is available with respect to other public companies. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the closing of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock held by non-affiliates exceeds $700 million as of the end of our prior second fiscal quarter, or (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

In addition, under the JOBS Act, emerging growth companies may delay adopting new or revised accounting standards until such time as those standards apply to private companies. We may elect not to avail ourselves of this exemption from new or revised accounting standards and, therefore, may be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result of these exemptions, there may be a less active trading market for our common stock and our share price may be more volatile.

Anti-takeover provisions contained in our certificate of incorporation and bylaws, as well as provisions of Delaware law, could impair a takeover attempt.

Our certificate of incorporation, bylaws and Delaware law contain provisions that could have the effect of rendering more difficult, delaying or preventing an acquisition deemed undesirable by our board of directors. Our corporate governance documents include provisions:

●	authorizing “blank check” preferred stock, which could be issued by our board of directors without stockholder approval and may contain voting, liquidation, dividend, and other rights superior to our common stock;

●	limiting the liability of, and providing indemnification to, our directors and officers;

●	limiting the ability of our stockholders to call and bring business before special meetings;

●	requiring advance notice of stockholder proposals for business to be conducted at meetings of our stockholders and for nominations of candidates for election to our board of directors;

●	controlling the procedures for the conduct and scheduling of board of directors and stockholder meetings; and

●	providing our board of directors with the express power to postpone previously scheduled annual meetings and to cancel previously scheduled special meetings.

These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our management.

As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation law, which prevents some stockholders holding more than 15% of our outstanding common stock from engaging in certain business combinations without approval of the holders of substantially all of our outstanding common stock.

Any provision of our certificate of incorporation, bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.

Our certificate of incorporation, as amended, designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.

Our certificate of incorporation requires that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will, to the fullest extent permitted by law, be the sole and exclusive forum for each of the following:

●	any derivative action or proceeding brought on our behalf;

●	any action asserting a claim for breach of any fiduciary duty owed by any director, officer or other employee of ours to the Company or our stockholders, creditors or other constituents;

●	any action asserting a claim against us or any director or officer of ours arising pursuant to, or a claim against us or any of our directors or officers, with respect to the interpretation or application of any provision of, the DGCL, our certificate of incorporation or bylaws; or

●	any action asserting a claim governed by the internal affairs doctrine;

provided, that, if and only if the Court of Chancery of the State of Delaware dismisses any of the foregoing actions for lack of subject matter jurisdiction, any such action or actions may be brought in another state court sitting in the State of Delaware.

The exclusive forum provision is limited to the extent permitted by law, and it will not apply to claims arising under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or for any other federal securities laws which provide for exclusive federal jurisdiction.

Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our second amended and restated certificate of incorporation provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring such a claim arising under the Securities Act against us, our directors, officers, or other employees in a venue other than in the federal district courts of the United States of America. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our second amended and restated certificate of incorporation.

Although we believe this provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, this provision may limit or discourage a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find the choice of forum provision contained in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition.

We note that there is uncertainty as to whether a court would enforce the provision and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Although we believe this provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, the provision may have the effect of discouraging lawsuits against our directors and officers.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds from Public Offering of Common Stock

On August 25, 2021, our Registration Statement on Form S-1 was declared effective by the SEC for our initial public offering of common stock. We began trading on the Nasdaq Capital Market on August 26, 2021, and the transaction formally closed on August 30, 2021. In connection with our IPO, we issued and sold an aggregate of 1,850,000 units of securities at a price of $9.00 per unit. Each unit consisted of (a) one share of common stock and (b) one warrant to purchase one share of common stock at an exercise price equal to $10.80 per share. The aggregate offering price for shares sold in our IPO was $16.7 million. The sole book-running manager for the initial public offering was Roth Capital Partners. Upon the closing of the IPO, we issued an underwriter’s warrant to Roth Capital Partners, LLC entitling it to purchase 277,500 shares of common stock at an exercise price of $10.80. After deducting underwriting discounts and commissions of $1.3 million and other offering costs paid or payable by us of $0.8 million, the net proceeds from the offering were $14.6 million. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors pursuant to our director compensation policy. The offer and sale of our common stock units in our initial public offering was effected through a Registration Statement on Form S-1 (File No. 333-258071).

There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on August 27, 2021 pursuant to Rule 424(b)(4). We invested the funds received in interest-bearing U.S. Treasury securities.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

On November 11, 2021, the Company’s Board of Directors approved the following, which are described in detail below: (i) a Confirmatory Employment Letter with Shaun R. Bagai, our Chief Executive Officer, (ii) an Amendment to Consulting Agreement with Dr. Ramtin Agah, our Chief Medical Officer, (iii) Change in Control and Severance Agreements with Mr. Bagai and Dr. Agah, and (iv) a Key Service Provider Incentive Compensation Plan.

Confirmatory Employment Letter with Shaun R. Bagai

On November 11, 2021, we entered into a Confirmatory Employment Letter with Mr. Bagai. The Confirmatory Employment Letter has no specific term and provides that Mr. Bagai is an at-will employee and is eligible to enter into a Severance Agreement (as defined below) with the Company. The Confirmatory Employment Letter supersedes all existing agreements and understandings that Mr. Bagai may have entered into concerning his employment relationship with us. Mr. Bagai’s current annual base salary is $363,000, and he is eligible for an annual target cash incentive bonus equal to 50% of his annual base salary. He will also be entitled to receive other employee benefits generally available to all employees of the Company. The description of the Confirmatory Employment Letter is qualified in its entirety by reference to the full text of letter filed herewith as Exhibit 10.4 and incorporated herein by reference.

Amendment to Consulting Agreement with Dr. Ramtin Agah

On November 11, 2021, we entered into a third amendment to the Consulting Agreement with Dr. Agah (the “Amendment”), which continues in force for as long as Dr. Agah is providing consulting services and may be terminated by either party on thirty (30) days’ notice. The Amendment provides for a monthly consulting fee of $21,667.67, based on Dr. Agah spending no less than 24 hours per week on Company matters. The Company may, in its discretion, proportionally adjust the monthly consulting fee if Dr. Agah’s time commitment decreases. The Amendment also provides for Dr. Agah’s eligibility for an annual target cash incentive bonus equal to 35% of his annualized base consulting fee. The description of the Amendment is qualified in its entirety by reference to the full text of Amendment filed herewith as Exhibit 10.6 and incorporated herein by reference.

Change In Control and Severance Agreement

On November 11, 2021, we entered into a Change in Control and Severance Agreement, or the Severance Agreement, with each of Mr. Bagai and Dr. Agah (each an “Executive” and collectively, the “Executives”). Capitalized terms used herein and not otherwise defined shall have the meaning assigned to such term in the Severance Agreement. The description of each Severance Agreement is qualified in its entirety by reference to the full text of Mr. Bagai’s and Dr. Agah’s Severance Agreements filed herewith as Exhibits 10.7 and 10.8, respectively, and incorporated herein by reference.

Each Severance Agreement will continue indefinitely until terminated by written consent of the parties to the Severance Agreement.

Termination Outside of Change in Control Period

Under the Severance Agreement, if Mr. Bagai or Dr. Agah are terminated outside a period beginning on the date of a Change in Control and ending on (and inclusive of) the date that is the one-year anniversary of a Change in Control (the “Change in Control Period”), either by us without Cause (other than due to death or Disability) or by the Executive for Good Reason, they will receive:

●	Annual Base Compensation Severance: A single, lump sum payment equal to the specified percent of the Executive Officer’s Annual Base Compensation (which is base salary or, for Dr. Agah, annual base consulting fee, if applicable), which was in effect immediately before such termination (or, if the termination is due to a resignation for Good Reason based on a material reduction in the Executive Officer’s annual base salary (or, for Dr. Agah, annual base consulting fee, if applicable), then Executive’s annual base salary (or, for Dr. Agah, annual base consulting fee, if applicable) in effect immediately prior to the reduction), or if greater, the base salary (or, for Dr. Agah, annual base consulting fee, if applicable), in effect immediately prior to the Change in Control):

(i)	Mr. Bagai: 100% of Annual Base Compensation
(ii)	Dr. Agah: 50% of Annual Base Compensation; and

●	Bonus Severance: A single, lump sum payment of the pro rata portion (based on period of employment) of the Executive Officer’s target bonus in effect immediately before such termination or if greater, the target bonus in effect immediately prior to the Change in Control; and

●	COBRA Severance: payment or reimbursement of COBRA continuation coverage premiums for group health, dental and vision coverage for the Executive Officer and his eligible dependents, for:

(i)	Mr. Bagai: up to 12 months
(ii)	Dr. Agah (if he was an employee immediately prior to the termination): up to 6 months

Or, if providing such payment would violate applicable law, a taxable payment for an equivalent amount in lieu thereof.

Termination During Change in Control Period

Under the Severance Agreement, if Mr. Bagai or Dr. Agah are terminated during the Change in Control Period, either by us without Cause (other than due to death or Disability), or by the Executive for Good Reason, they will receive:

●	Base Compensation Severance: A single, lump sum payment equal to the specified percent of the Executive Officer’s Annual Base Compensation:

(i)	Mr. Bagai: 150% of Annual Base Compensation
(ii)	Dr. Agah: 100% of Annual Base Compensation; and

●	COBRA Severance: payment or reimbursement of COBRA continuation coverage premiums for group health, dental and vision coverage for the executive officer and his eligible dependents, for:

(i)	Mr. Bagai: up to 18 months
(ii)	Dr. Agah (if he was an employee immediately prior to the termination): up to 12 months

Or, if providing such payment would violate applicable law, a taxable payment for an equivalent amount in lieu thereof; and

●	Vesting Acceleration of Service-based Equity Awards: Full vesting of the outstanding and unvested equity awards (other than equity award subject to performance-based vesting criteria).

The Severance Agreement provides that if any payments or benefits received by Mr. Bagai or Dr. Agah under the Severance Agreement or otherwise would constitute “parachute payments” within the meaning of Section 280G of the Internal Revenue Code (the “Code”) and be subject to excise taxes imposed by Section 4999 of the Code, such amount will either be delivered in full or reduced so as not to be subject to excise taxation, whichever amount is higher. The Severance Agreement does not require us to provide any tax gross-ups.

To receive the severance described above, the Executive Officers must sign and not revoke our standard separation agreement and release of claims within the timeframe that is set forth in the Severance Policy.

Key Service Provider Incentive Compensation Plan

The Key Service Provider Incentive Compensation Plan, or our Bonus Plan, allows our Compensation Committee to (i) determine which employees or other service providers may receive incentive awards under the Bonus Plan, and (ii) provide incentive awards to selected employees, including our named executive officers and other service providers, which may be based upon performance goals established by our Compensation Committee. Our Compensation Committee, in its sole discretion, may establish a target award for each participant under the Bonus Plan, which may be expressed as a percentage of the participant’s average annual base salary for the applicable performance period or a fixed dollar amount or such other amount or based on such other formula or factors as the Compensation Committee determines.

The Bonus Plan is administered by our Board or a committee appointed by our Board. Unless and until our Board determines otherwise, our Compensation Committee will be the administrator of the Bonus Plan.

Under the Bonus Plan, our Compensation Committee will determine the performance goals, if any, applicable to awards and such performance goals may differ from participant to participant and from award to award. Performance goals may be based on any factors our Compensation Committee determines relevant, including, without limitation, on an individual, divisional, portfolio, project, business unit, segment, or Company-wide basis, and may include criteria related to research and development, regulatory, business development, financial and operational performance or other subjective or objective criteria. Any criteria used may be measured on such basis as our Compensation Committee determines. As determined by our Compensation Committee, the performance goals may be based on GAAP or non-GAAP results and any actual results may be adjusted by our Compensation Committee for one-time items or unbudgeted or unexpected items and/or payment of actual awards when determining whether the performance goals have been met.

Our Compensation Committee, at any time prior to payment of an actual award, may increase, reduce or eliminate a participant’s actual award, and/or increase, reduce or eliminate the amount allocated to the bonus pool. The actual award may be below, at or above a participant’s target award, in our Compensation Committee’s discretion. Our Compensation Committee may determine the amount of any increase, reduction or elimination of an actual award based on such factors as it deems relevant, and it will not be required to establish any allocation or weighting with respect to the factors it considers.

Actual awards generally will be paid in cash (or its equivalent) in a single lump sum. The Compensation Committee reserves the right to settle an actual award with a grant of an equity award with such terms and conditions, including any vesting requirements, as determined by the Compensation Committee. Unless otherwise determined by our Compensation Committee, to earn an actual award, a participant must be employed by us (or an affiliate of us, as applicable) on the date the bonus is paid. Payment of bonuses occurs as soon as practicable after the end of the applicable performance period, but no later than the dates set forth in the Bonus Plan.

All awards under the Bonus Plan will be subject to reduction, cancellation, forfeiture, or recoupment in accordance with any clawback policy that we are required to adopt pursuant to any rule, regulation or law. Our Compensation Committee may also impose such other clawback, recovery or recoupment provisions with respect to an award under the Bonus Plan as it may determine is necessary or appropriate.

If we are required to prepare an accounting restatement due to our material noncompliance, as a result of misconduct, with any financial reporting requirement under the securities laws, then any participant who knowingly or through gross negligence engaged in, or failed to prevent, the misconduct, will reimburse us for the amount of any payment with respect to an award earned or accrued under the Bonus Plan during the twelve month period following the first to occur of the public issuance or filing with the SEC, of the financial document embodying such financial reporting requirement.

Our Board or its Compensation Committee will have the authority to amend or terminate the Bonus Plan provided such action does not alter or impair the existing rights of any participant with respect to any earned bonus without the participant’s consent. The Bonus Plan will remain in effect until terminated in accordance with the terms of the Bonus Plan.

The description of the Bonus Plan is qualified in its entirety by reference to the full text of the Bonus Plan filed herewith as Exhibit 10.9 and incorporated herein by reference.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Sixth Amended and Restated Certificate of Incorporation of RenovoRx, Inc.	8-K	001-40738	3.1	August 31, 2021

3.2	Amended and Restated Bylaws of RenovoRx, Inc.	8-K	001-40738	3.2	August 31, 2021

4.1±	Form of Private Common Stock Warrant (related to the 2020 Convertible Notes and 2021 Convertible Notes)	Filed herewith

10.1	Amended and Restated Investor Rights Agreement, dated as of April 18, 2018	Filed herewith

10.2	2021 Omnibus Equity Incentive Plan and Forms of Stock Option Grant Notice and Option Agreement	Filed herewith

10.3*	Outside Director Compensation Policy	Filed herewith

10.4*	Confirmatory Offer Letter, by and between RenovoRx, Inc. and Shaun Bagai, dated November 11, 2021	Filed herewith

10.5*	Consulting Agreement, by and between RenovoRx, Inc. and Ramtin Agah, MD, dated January 1, 2018 (Replaces incorrect exhibit previously filed.)	Filed herewith

10.6*	Amendment to Consulting Agreement, by and between RenovoRx, Inc. and Ramtin Agah, MD, dated November 11, 2021	Filed herewith

10.7*	Change in Control and Severance Agreement, by and between RenovoRx, Inc. and Shaun Bagai, effective as of November 11, 2021	Filed herewith

10.8*	Change in Control and Severance Agreement, by and between RenovoRx, Inc. and Ramtin Agah, effective as of November 11, 2021	Filed herewith

10.9*	Key Service Provider Incentive Compensation Plan	Filed herewith

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (embedded within the Inline XBRL document)	Filed herewith

± Certain attachments to this document have been omitted pursuant to Item 601(a)(5) of Regulation S-K but will be provided to the SEC or its staff upon request.

* Indicates management contract or compensatory plan.

† The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RenovoRx, Inc.

Date: November 15, 2021	By:	/s/ Shaun R. Bagai
Shaun R. Bagai
Chief Executive Officer

Date: November 15, 2021	By:	/s/ Christopher J. Lehman
Christopher J. Lehman
Chief Financial Officer

