Form 10-Q
period 2022-03-31
RenovoRx, Inc.
filed 2022-05-13
CIK 1574094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________

FORM 10-Q

__________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

__________________

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

As of May 10, 2022, the registrant had 9,066,863 shares of common stock, $0.0001 par value per share, outstanding.

i

Forward-Looking Statements

This Quarterly Report on Form 10-Q, or Quarterly Report, and the information incorporated herein by reference, particularly in the sections captioned “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. All statements other than present and historical facts and conditions contained in this Quarterly Report, including statements regarding our future results of operations and financial position, business strategy, plans and our objectives for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” or “would,” or the negative of these terms or other comparable terminology. Actual events or results may differ from those expressed in these forward-looking statements, and these differences may be material and adverse. Forward-looking statements include, but are not limited to, statements about:

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

ii

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

We have based the forward-looking statements contained in this Quarterly Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, prospects, business strategy and financial needs. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, assumptions and other factors described in the section titled “Risk Factors” and elsewhere in this Quarterly Report. These risks are not exhaustive. Other sections of this Quarterly Report include additional factors that could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame or at all.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements. The forward-looking statements made in this Quarterly Report relate only to events as of the date on which such statements are made. We undertake no obligation to update any forward-looking statements after the date of this Quarterly Report or to conform such statements to actual results or revised expectations, except as required by law. Unless the context otherwise indicates, “RenovoRx,” the “Company,” “we,” “our,” and “us” refer to RenovoRx, Inc., a Delaware corporation.

This Quarterly Report contains market data and industry forecasts that were obtained from industry publications. These data and forecasts involve a number of assumptions and limitations, and you are cautioned not to give undue weight to such information. We have not independently verified any third-party information. While we believe the market position, market opportunity and market size information included in this Quarterly Report is generally reliable, such information is inherently imprecise.

iii

Part I- FINANCIAL INFORMATION

Item 1: Financial Statements

RenovoRx, Inc.

Condensed Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	March 31, 2022	December 31, 2021
		(audited)
Assets
Current assets:
Cash and cash equivalents	$13,121	$15,192
Prepaid expenses and other current assets	822	1,089
Total current assets	13,943	16,281
Leasehold improvements, net	3	6
Total assets	$13,946	$16,287

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$729	$525
Accrued expenses	677	413
Total liabilities	1,406	938
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value, 250,000,000 shares authorized at March 31, 2022 and December 31, 2021; 9,029,305 and 8,933,989 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	1	1
Additional paid-in capital	36,826	36,632
Accumulated deficit	(24,287)	(21,284)
Total stockholders’ equity	12,540	15,349
Total liabilities and stockholders’ equity	$13,946	$16,287

The accompanying notes are an integral part of these condensed interim financial statements.

RenovoRx, Inc.

Condensed Statements of Operations

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2022	2021
Operating expenses:
Research and development	$1,289	$635
General and administrative	1,716	418
Total operating expenses	3,005	1,053
Loss from operations	(3,005)	(1,053)
Interest income (expense), net	1	(230)
Other income (expense), net	1	(5)
Gain on loan extinguishment	-	140
Total other income (expense), net	2	(95)
Net loss	$(3,003)	$(1,148)

Net loss per share, basic and diluted	$(0.33)	$(0.51)
Weighted-average shares of common stock outstanding, basic and diluted	8,992,404	2,241,749

The accompanying notes are an integral part of these condensed interim financial statements.

RenovoRx, Inc.

Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited)

(in thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance—December 31, 2021	-	$-	8,933,989	$1	$36,632	$(21,284)	$15,349
Issuance of common stock upon exercise of stock options	-	-	91,816	-	26	-	26
Issuance of restricted stock awards	-	-	3,500	-	14	-	14
Stock-based compensation expense	-	-	-	-	154	-	154
Net loss	-	-	-	-	-	(3,003)	(3,003)
Balance—March 31, 2022	-	$-	9,029,305	$1	$36,826	$(24,287)	$12,540

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance—December 31, 2020	3,535,469	$12,451	2,233,139	$1	$303	$(14,960)	$(14,656)
Issuance of common stock upon exercise of stock options	-	-	50,058	-	34	-	34
Stock-based compensation expense	-	-	-	-	8	-	8
Net loss	-	-	-	-	-	(1,148)	(1,148)
Balance—March 31, 2021	3,535,469	$12,451	2,283,197	$1	$345	$(16,108)	$(15,762)

The accompanying notes are an integral part of these condensed interim financial statements.

RenovoRx, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2022	2021
Operating activities
Net loss	$(3,003)	$(1,148)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	168	8
Amortization on leasehold improvement	3	-
Loss on change in fair value of derivative liability	-	5
Gain on loan extinguishment from PPP loan	-	(140)
Amortization of debt issuance cost	-	5
Amortization of debt discount	-	188
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	267	(1)
Other assets	-	(321)
Accounts payable	204	310
Accrued expenses	264	102
Net cash used in operating activities	(2,097)	(992)
Financing activities
Proceeds from exercise of common stock options	26	34
Net cash provided by financing activities	26	34
Decrease in cash and cash equivalents	(2,071)	(958)
Cash, cash equivalents, beginning of period	15,192	1,795
Cash, cash equivalents, end of period	$13,121	$837
Supplemental disclosure of non-cash investing and financing activities:
Derivative liability	$-	$861
Supplemental disclosure of non-cash activity:
Debt issuance costs – Convertible Notes	$-	$6

The accompanying notes are an integral part of these condensed interim financial statements.

RenovoRx, Inc.

Notes to the Unaudited Condensed Interim Financial Statements

1. Business and Principal Activities

Description of Business

RenovoRx, Inc. (the “Company”) was incorporated in the state of Delaware in December 2012 and operates from its headquarters in Los Altos, California. The Company is a clinical-stage biopharmaceutical company focused on developing therapies for the local treatment of solid tumors and conducting a Phase 3 pancreatic cancer clinical trial for its lead product candidate RenovoGem™. The Company’s therapy platform, RenovoRx Trans-Arterial Micro-Perfusion, or RenovoTAMP™, utilizes approved chemotherapeutics with validated mechanisms of action and well-established safety and side effect profiles, with the goal of increasing their efficacy, improving their safety, and widening their therapeutic window.

Initial Public Offering

On August 25, 2021, the Company’s Registration Statement on Form S-1 (File No. 333-258071) relating to its initial public offering (“IPO”) was declared effective, and its shares of common stock began trading on the Nasdaq Capital Market on August 26, 2021. In connection with the IPO, the Company issued and sold an aggregate of 1,850,000 units at a price of $9.00 per unit. Each unit consisted of (a) one share of common stock and (b) one warrant to purchase one share of common stock at an exercise price equal to $10.80 per share, which is exercisable for a period of five years after the issuance date. The underwriters exercised their over-allotment option to purchase 277,500 common stock warrants on August 30, 2021. In connection with the IPO, the underwriters were issued a five-year warrant, exercisable on or after February 25, 2022, to purchase up to 198,875 shares of the Company’s common stock at an exercise price of $10.80.

The Company received aggregate gross proceeds of $16.7 million from the IPO, paid underwriting discounts and commissions of $1.3 million and incurred other expenses of $0.8 million, resulting in net offering proceeds of $14.6 million. Immediately prior to the closing of the IPO, all shares of convertible preferred stock then outstanding were converted into 3,535,469 shares of common stock after giving effect to the reverse stock split. In addition, all of the outstanding 2020 and 2021 Convertible Notes, representing principal and accrued but unpaid interest of $5.3 million, converted at a 20% and 12.5% discount to the IPO price, respectively, into an aggregate of 708,820 units. Each unit consisted of (a) one share of common stock and (b) one five-year warrant to purchase one share of common stock at an exercise price equal to $10.80 per share.

Reverse Stock Split

On August 5, 2021, the Company effected a 1-for-5 reverse stock split of its issued and outstanding preferred stock and common stock. The number of authorized shares and the par values of the common stock and convertible preferred stock were not adjusted as a result of the reverse stock split. Adjustments corresponding to the reverse stock split were made to the ratio at which the Company’s convertible preferred stock converted into the Company’s common stock. Accordingly, all share and per share amounts related to the common stock, stock options, warrants and restricted stock awards for all periods presented in the accompanying financial statements and notes thereto have been retroactively adjusted.

Liquidity and Capital Resources

From the Company’s inception through March 31, 2022, it has raised an aggregate of $35.0 million from private placements of convertible preferred stock, convertible debt securities, the issuance of securities in the IPO, and the exercise of warrants and common stock options. As of March 31, 2022, the Company had cash and cash equivalents of $13.1 million.

The Company has incurred significant losses and negative cash flows from operations since its inception. For the three months ended March 31, 2022, the Company reported a net loss of $3.0 million and an accumulated deficit of $24.3 million and does not expect to generate positive cash flows from operations in the foreseeable future. The Company expects to incur significant and increasing losses until regulatory approval is granted for its first product candidate, RenovoGem™. Regulatory approval is not guaranteed and may never be obtained. The Company may seek to raise additional capital through debt financings, private or public equity financings, license agreements, collaborative agreements or other arrangements with other companies, or other sources of financing. There can be no assurance that such financing will be available or will be at terms acceptable to the Company. The inability to raise capital as and when needed would have a negative impact on the Company’s financial condition and its ability to pursue its business strategy. The Company will need to generate significant revenue to achieve profitability, and it may never do so.

The Company has reviewed the relevant conditions and events surrounding its ability to continue as a going concern including among others: historical losses, projected future results, including the effects of the ongoing novel coronavirus (“COVID-19”) pandemic, cash requirements for the upcoming year, funding capacity, net working capital, total stockholders’ deficit and future access to capital. Based upon the Company’s current operating plan, management believes that its existing cash and cash equivalents as of March 31, 2022 will be sufficient to allow the Company to fund operating, investing and financing cash flow needs for at least twelve months from the date of issuance of these unaudited condensed interim financial statements. The accompanying unaudited condensed interim financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The accompanying unaudited condensed interim financial statements do not reflect any adjustments relating to the recoverability and reclassifications of assets and liabilities that might be necessary if the Company is unable to continue as a going concern.

2. Summary of Significant Accounting Policies

Basis of Presentation and Unaudited Condensed Interim Financial Information

The accompanying unaudited condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the SEC for interim reporting. As permitted under those rules and regulations, certain footnotes or other financial information normally included in unaudited condensed interim financial statements prepared in accordance with GAAP have been condensed or omitted. The unaudited condensed interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal, recurring adjustments that are necessary to present fairly the Company’s results for the interim periods presented. The condensed balance sheet as of December 31, 2021, is derived from the Company’s audited financial statements. The results of operations for the three months ended March 31, 2022, are not necessarily indicative of the results to be expected for the year ending December 31, 2022, or for any other future annual or interim period.

The accompanying unaudited condensed interim financial statements should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2021, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 30, 2022.

Summary of Significant Accounting Policies

There have been no material changes to the significant accounting policies disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Emerging Growth Company and Smaller Reporting Company Status

The Company is an emerging growth company (“EGC”) as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) and may take advantage of reduced reporting requirements that are otherwise applicable to public companies. Section 107 of the JOBS Act exempts emerging growth companies from complying with new or revised financial accounting standards until private companies are required to comply with those standards. The Company has elected to use the extended transition period for complying with new or revised accounting standards.

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

Recent Accounting Pronouncement

The Company’s significant accounting policies are detailed in its Annual Report on Form 10-K for the year ended December 31, 2021. There have been no significant changes to the Company’s significant accounting policies during the three months ended March 31, 2022, from those disclosed in its 2021 Annual Report on Form 10-K.

3. Fair Value Measurements

As of March 31, 2022 and December 31, 2021, the Company held $12.9 million and $15.0 million, respectively, in a money market account.

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of March 31, 2022 and December 31, 2021 (in thousands):

	Fair Value Measurements at March 31, 2022 using:
Assets:	Level 1	Level 2	Level 3	Total
Money market account	$12,898	$-	$-	$12,898
	$12,898	$-	$-	$12,898

	Fair Value Measurements at December 31, 2021 using:
Assets:	Level 1	Level 2	Level 3	Total
Money market account	$14,997	$-	$-	$14,997
	$14,997	$-	$-	$14,997

There were no transfers among Level 1, Level 2 or Level 3 categories during any of the periods presented. The Company had no other financial assets or liabilities that were required to be measured at fair value on a recurring basis.

4. Accrued Expenses

The components of accrued expenses as of March 31, 2022 and December 31, 2021 are as follows (in thousands):

	March 31, 2022	December 31, 2021
Clinical trial	$412	$358
Employee benefits	154	33
Other	111	22
Total accrued expenses	$677	$413

5. Commitments and Contingencies

Legal Proceedings

From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business.

The Company was not subject to any material legal proceedings during the three months ended March 31, 2022 and no material legal proceedings are subsequently outstanding or pending.

Guarantees and Indemnification

In the ordinary course of business, the Company enters into agreements that may include indemnification provisions. As permitted under Delaware law and in accordance with its bylaws, the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. The Company is also party to indemnification agreements with its officers and directors. In some cases, the indemnification will continue after the termination of the agreement. The maximum potential amount of future payments that the Company could be required to make under these provisions is not determinable. The Company has never incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. The Company is not currently aware of any indemnification claims. Accordingly, the Company has not recorded any liabilities for these indemnification rights and agreements as of March 31, 2022.

Operating Leases

The Company leases its headquarters in Los Altos, California under a one-year operating lease agreement which expires on May 31, 2022. Rent expense was $18,000 and $11,000 for the three months ended March 31, 2022 and 2021, respectively.

6. Equity Incentive Plan - Stock-Based Compensation Expense and Common Stock Warrants

2021 Omnibus Equity Incentive Plan

On July 19, 2021, the Company’s Board of Directors adopted the RenovoRx, Inc. 2021 Omnibus Equity Incentive Plan (the “2021 Plan”). The 2021 Plan, which became effective immediately prior to the closing of the IPO, initially reserved 2,185,832 shares of common stock, which included 10,832 shares of common shares reserved but unissued under the Amended and Restated 2013 Equity Incentive Plan (the “2013 Plan”). The Company’s 2013 Plan was terminated immediately prior to the closing of the IPO; however, shares subject to awards granted under the 2013 Plan will continue to be governed by the 2013 Plan. In accordance with the terms of the 2021 Plan, on January 1, 2022, the number of shares reserved and available for issuance increased by 268,020 shares.

A summary of the stock option activity for the three months ended March 31, 2022 is as follows:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	926,379	$2.08	6.47	$2,856
Granted	159,041	$3.17	-	$-
Exercised	(91,816)	$0.28	-	$-
Forfeited	(626)	$0.65	-	$-
Expired	-	$-	-	$-
Outstanding as of March 31, 2022	992,978	$2.42	6.92	$1,308
Exercisable as of March 31, 2022	578,419	$1.04	5.58	$1,239
Vested and expected to vest as of March 31, 2022	968,228	$2.42	7.09	$1,296

As of March 31, 2022, there was $1.2 million of unrecognized stock-based compensation expense related to options granted but not yet amortized, which will be recognized over a weighted-average period of approximately 2.87 years.

For the three months ended March 31, 2022 and 2021, the Company utilized the Black-Scholes option-pricing model for estimating the fair value of the stock option granted. The Company estimated the fair value of each option grant on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2022	2021
Volatility	41.66% – 42.13%	42.00%
Expected life (years)	5.00 – 10.00	5.51
Risk-free interest rate	0.62% – 1.00%	0.72%
Dividend rate	–%	–%

During the three months ended March 31, 2022, and 2021, the Company recognized $168,000 and $8,000, respectively, in stock-based compensation expense from stock option grants and restricted stock awards. The compensation expense is allocated on a departmental basis, based on the classification of the option holder. No income tax benefits have been recognized in the statements of operations for stock-based compensation arrangements.

The following table summarizes the components of stock-based compensation expense recognized in the Company’s condensed statements of operations during the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development	$45	$2
General and administrative	123	6
Total stock-based compensation expense	$168	$8

Common Stock Warrants

In August 2021, in connection with the IPO, the Company issued warrants to purchase 3,035,195 shares of the Company’s common stock. Warrants to purchase 198,875 shares of the Company’s common stock expire on August 25, 2026 and warrants to purchase 2,588,120 shares of the Company’s common stock expire on August 31, 2026.

The following is a summary of the common stock warrant activity during the three months ended March 31, 2022.

	Shares Issuable Upon Exercise of Outstanding Warrants	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value (In thousands)
Outstanding as of December 31, 2021	2,786,995	$10.80	4.67	$30,100
Issued	-	$-	-	$-
Exercised	-	$-	-	$-
Expired	-	$-	-	$-
Outstanding as of March 31, 2022	2,786,995	$10.80	4.42	$30,100

7. Income Taxes

The Company had no income tax expense for the three months ended March 31, 2022 and 2021. During the three months ended March 31, 2022 and 2021, the Company had a net operating loss (“NOL”) for each period that generated deferred tax assets for NOL carryforwards. Deferred income tax assets and liabilities are recognized for temporary differences between the financial statements and income tax carrying values using tax rates in effect for the years such differences are expected to reverse. Due to uncertainties surrounding our ability to generate future taxable income and consequently realize such deferred income tax assets, the Company has determined that it is more-likely-than-not that these deferred tax assets will not be realized. Accordingly, the Company has established a full valuation allowance against its deferred tax assets as of March 31, 2022.

The Company’s policy is to recognize any interest and penalties related to unrecognized tax benefits as a component of income tax expense. For the three months ended March 31, 2022 and 2021, the Company had no accrued interest or penalties related to uncertain tax positions.

8. Net Loss Per Share

Basic and diluted net loss per common share was calculated as follows (in thousands except share and per share amounts):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net loss	$(3,003)	$(1,148)

Denominator:
Weighted average shares used in computing net loss per share – basic and diluted	8,992,404	2,241,749

Net loss per share – basic and diluted	$(0.33)	$(0.51)

For the three months ended March 31, 2022 and 2021, the Company had a net loss and as such, all potentially dilutive securities were excluded from the calculation of diluted net loss per share as the inclusion would be anti-dilutive.

Potentially dilutive securities not included in the computation of diluted net loss per share are as follows (in common stock equivalent shares):

	As of March 31,
	2022	2021
Convertible preferred stock	—	3,535,469
Options to purchase common stock	589,885	951,133
Total	589,885	4,862,602

9. Related Party Transactions

In January 2018, the Company entered into a consulting agreement with one of the Company’s co-founders, Dr. Ramtin Agah, pursuant to which Dr. Agah provides consulting services as the Company’s Chief Medical Officer by overseeing Company-sponsored clinical trials. The Agreement, which was amended on September 1, 2019, and November 11, 2021, continues in force for as long as Dr. Agah is providing consulting services and may be terminated by either party on thirty (30) days’ notice. Dr. Agah was awarded (i) options to purchase 60,000 shares of the Company’s common stock in May 2017, which have vested, (ii) options to purchase 40,000 shares of the Company’s common stock in July 2018, of which 25% vested after one year and the remainder vests ratably over the 36 month period ending July 2022, (iii) options to purchase 20,000 shares of the Company’s common stock in June 2021, which vest ratably over 24 months from the vesting commencement date of May 14, 2021, (iv) options to purchase 52,203 shares of the Company’s common stock in September 2021, which vest ratably over 48 months from the vesting commencement date of August 26, 2021 and (v) options to purchase 21,398 shares of the Company’s common stock in March 2022, which vest ratably over 48 months from the vesting commencement date of August 26, 2021. In December 2018, Dr. Agah’s agreement was amended to provide that he would receive cash compensation of $4,000 per month for certain proctoring services, and in September 2019, his compensation was increased to $10,000 per month to compensate for additional services he was providing. In November 2021, we entered into a third amendment to the Consulting Agreement with Dr. Agah which provides for a monthly consulting fee of $21,667.67, based on Dr. Agah spending no less than 24 hours per week on Company matters. Dr. Agah’s monthly consulting fee was increased to $24,083.33 effective January 1, 2022. The Company may, in its discretion, proportionally adjust the monthly consulting fee if Dr. Agah’s time commitment decreases. The Amendment also provides for Dr. Agah’s eligibility for an annual target cash incentive bonus equal to 35% of his annualized base consulting fee. In November 2021, we entered into a Change in Control and Severance Agreement with Dr. Agah. Consulting fees paid to Dr. Agah for the three months ended March 31, 2022 and 2021, were $72,000 and $30,000, respectively.

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

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, all references in this section to the “Company,” “we,” “us,” or “our” refer to RenovoRx, Inc. You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited interim condensed financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, our management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2021, included in our Annual Report on Form 10-K that was filed with the SEC on March 30, 2022 (the “Annual Report”), and our final prospectus, dated August 25, 2021, filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (the “Securities Act”).

This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, that reflect our plans, estimates, and beliefs that involve risks and uncertainties, including those described in the section titled “Forward Looking Statements.” Our actual results and the timing of selected events could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those set forth under the section titled “Risk Factors” included elsewhere in this Quarterly Report and in the Annual Report.

Overview

We are a clinical-stage biopharmaceutical company focused on developing therapies for the local treatment of solid tumors. We are currently conducting a Phase 3 registrational trial for our lead product candidate RenovoGem™. Our therapy platform, RenovoRx Trans-Arterial Micro-Perfusion, or RenovoTAMP™, utilizes approved chemotherapeutics with validated mechanisms of action and well-established safety and side effect profiles, with the goal of increasing their efficacy, improving their safety, and widening their therapeutic window by combining such chemotherapeutics with our proprietary drug delivery system. RenovoTAMP combines our patented FDA cleared delivery system, RenovoCath®, with small molecule chemotherapeutic agents that can be forced across the vessel wall using pressure, targeting these anti-cancer drugs locally to the solid tumors. While we anticipate investigating other chemotherapeutic agents for intra-arterial delivery via RenovoTAMP, our clinical work to date has focused on gemcitabine, which is a generic small molecule drug. Our first product candidate, RenovoGem, is a drug/device combination consisting of intra-arterial gemcitabine and RenovoCath. FDA has determined that RenovoGem will be regulated as, and if approved we expect will be reimbursed as, a new oncology drug product. We have secured FDA Orphan Drug Designation for RenovoGem in two indications: pancreatic cancer and cholangiocarcinoma (bile duct cancer, or CCA). We have completed our RR1 Phase 1/2 and RR2 observational registry studies, with 20 and 25 patients respectively, in locally advanced pancreatic cancer, or LAPC. These studies demonstrated a median overall survival of 27.9 months in patients pre-treated with radiation followed by treatment with RenovoGem. Based on previous large randomized clinical trials, the expected survival of LAPC patients is 12 - 15 months in patients receiving only intravenous (IV) systemic chemotherapy or IV chemotherapy plus radiation (which are both considered standard of care). Unlike the randomized trials that established these standard-of-care results, our RR1 and RR2 clinical trials did not prospectively control the standard of care therapy received prior to administration of RenovoGem. Based on an FDA safety review of our Phase 1/2 study, FDA allowed us to proceed to evaluate RenovoGem within our Phase 3 registrational clinical trial. As of March 15, 2022, our Phase 3 trial had achieved approximately 50% of the target enrollment under the current SAP. The SAP includes a planned interim analysis when a total of 65 deaths have occurred in the study. We expect to conduct the interim analysis between the fourth quarter of 2022 and the first quarter of 2023; however, given that it is predicated on the number of deaths in the study, it is difficult to predict the exact timing. We intend to evaluate RenovoGem in a second indication in a Phase 2 trial in extrahepatic (or outside the liver) cholangiocarcinoma (or eCCA), cancer that occurs in the bile ducts that lead out of the liver and join with the gallbladder. We have now completed our evaluation of the different approaches to treat this patient population and are in the process of refining our clinical protocol. We plan to meet with FDA during the second or third quarter of 2022 to discuss our trial design. If FDA does not object to our study protocol, we anticipate launching the eCCA trial in the second half of 2022. In addition, we may evaluate RenovoGem in other indications, potentially including locally advanced lung cancer, locally advanced uterine tumors, and glioblastoma (an aggressive type of cancer that can occur in the brain or spinal cord). To date, we are focused on developing drug/device candidates with gemcitabine, but in the future, we may develop other product candidates with other chemotherapeutic agents for intra-arterial delivery via our RenovoTAMP therapy platform.

Since our inception, we have devoted substantially all of our efforts to developing our cancer therapy platform and product candidates, raising capital and organizing and staffing our Company. To date, we have financed our operations with proceeds from the issuance of convertible preferred stock and convertible notes. Through March 31, 2022, we have financed our operations primarily through issuance of convertible preferred stock with net proceeds of $11.8 million, including $5.0 million through the issuance of convertible notes and a loan of $140,000 pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), which was forgiven in February 2021. In August 2021, we completed our IPO with aggregate gross proceeds of $16.7 million. We paid underwriting discounts and commissions of $1.3 million, and incurred expenses of $0.8 million in connection with the offering. As a result, the net offering proceeds to us, after deducting underwriting discounts and commissions and offering expenses, were $14.6 million.

We have incurred significant operating losses and generated negative cash flows from operations since our inception. As of March 31, 2022, we had cash and cash equivalents of $13.1 million. We also had net losses of $3.0 million for the three months ended March 31, 2022. As of March 31, 2022, we had an accumulated deficit of $24.3 million. We expect to continue to incur significant expenses, increasing operating losses and negative cash flows from operations in 2022 and for the foreseeable future. We do not expect to generate revenues from product sales unless and until we successfully complete development and obtain regulatory approval for one or more product candidates. We expect that our expenses will increase substantially in connection with our ongoing research and development activities, particularly as we:

●	Advance clinical development of RenovoGem and our platform technology by continuing to enroll patients in our ongoing TIGeR-PaC Phase 3 clinical trial, expanding the number of clinical trials including our planned clinical trial in eCCA, and advancing RenovoGem through preclinical and clinical development in additional indications;

●	Hire additional research, development, engineering, and general and administrative personnel;

●	Maintain, expand, enforce, defend, and protect our intellectual property portfolio; and

●	Expand our operational, financial and management systems and increase personnel, including personnel to support our clinical development, manufacturing and commercialization efforts and our operations as a public company.

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

Impact of COVID-19

In December 2019, a novel strain of coronavirus, which causes the disease known as COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19, including recent variants, has spread globally. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The ongoing COVID-19 global and national health emergency has caused significant disruption in the international and U.S. economies and financial markets. The continued spread of COVID-19, and its variants, has caused illness, quarantines, cancellation of events and travel, business and school shutdowns, reduction in business activity and financial transactions, labor shortages, supply chain interruptions and overall economic and financial market instability.

In response to public health directives and orders and to help minimize the risk of the virus to employees, we have taken precautionary measures, including implementing hybrid work policies for certain employees. The ongoing COVID-19 global pandemic also has negatively affected, and we expect will continue to negatively affect, our clinical studies. For example, we have faced challenges in conducting our clinical trials, including recruiting subjects and accommodating patient visits. Additionally, our service providers and their operations may be disrupted, temporarily closed or experience worker or supply shortages, which could result in additional disruptions or delays in shipments of purchased materials or the continued development of our product candidates. To date, we have not suffered material supply chain disruptions.

We are not able to estimate the duration of the pandemic and the potential impact on our business. As the COVID-19 global pandemic continues to evolve, it could result in significant long-term disruption of global financial markets, including a period of a rising rate of inflation, reducing our ability to raise additional capital when needed and on acceptable terms, if at all, which could negatively affect our liquidity. The extent to which the COVID-19 pandemic impacts our clinical development and regulatory efforts will depend on future developments that are highly uncertain and cannot be predicted with confidence, such as the duration of the continued outbreak, new travel restrictions, quarantines and social distancing requirements in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the virus. We will continue to monitor the COVID-19 situation closely.

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

Operating Expenses

Research and Development

Research and development expenses consist of costs related to the research and development of our platform technology. Clinical trial costs are a significant component of research and development expenses and include costs associated with third-party contractors. We outsource a substantial portion of our clinical trial activities, utilizing the service of third-party clinical trial sites and contract research organizations to assist us with the execution of our clinical trials. In addition, we have FDA 510(k) clearance for the RenovoCath delivery device, which comprises part of the RenovoGem product. Accordingly, we are able to charge our clinical trial sites for the RenovoCath delivery device. To date, payments from clinical trial sites in consideration for RenovoCath delivery devices have been adequate to cover our direct manufacturing costs. Any payments we receive from clinical trial sites as consideration for use of RenovoCath delivery devices offset our research and development expenses. We expect our research and development expenses to increase for the foreseeable future as we continue the development of our product candidates and enroll subjects in our ongoing Phase 3 clinical trial, initiate new clinical trials and pursue regulatory approval of our product candidates. It is difficult to predict with any certainty the duration and costs of completing our current or future clinical trials of our product candidates or if, when or to what extent we will achieve regulatory approval and generate revenue from the commercialization and sale of our product candidates. The duration, costs and timing of clinical trials and other development of our product candidates will depend on a variety of factors, including uncertainties in clinical trial enrollment, timing and extent of future clinical trials, development of new product candidates and significant and changing government regulation. We may never succeed in achieving regulatory approval for any of our product candidates.

Our research and development expenses include:

●	expenses incurred under agreements with clinical trial sites, contract research organizations, and consultants that are involved in conducting our clinical trials;

●	costs of acquiring and developing clinical trial materials;

●	personnel costs, including salaries, benefits, bonuses, and stock-based compensation for employees engaged in preclinical and clinical research and development;

●	costs related to compliance with regulatory requirements;

●	third-party vendor costs related to manufacturing materials and testing;

●	costs related to preclinical studies and pilot testing;

●	travel expenses; and

●	allocated general and administrative expenses which includes facilities and other indirect administrative expenses to support research and development activities.

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

Other Income (Expenses), Net

Interest Income (Expense) Net

Interest income, net during the quarter ended March 31, 2022 relates to interest earned from cash deposited in our money market account.

Interest expense, net during the quarter ended March 31, 2021 consisted of charges relating to the amortization of the debt discount and debt issuance costs as well as interest on amounts outstanding on our 2020 Convertible Notes.

Other Income (Expense), Net

Other expense, net during the quarter ended March 31, 2021, represents the mark-to-market adjustment on the derivative liability resulting from the 2020 Convertible Notes. Upon the completion of our IPO in August 2021, the 2020 Convertible Notes were converted into units consisting of (a) one share of common stock and (b) one five-year warrant to purchase one share of common stock at an exercise price equal to $10.80 per share.

Gain on Loan Extinguishment

The gain on loan extinguishment during the quarter ended March 31, 2021 represents the loan extinguishment from the forgiveness and cancellation of our loan pursuant to the Paycheck Protection Program (“PPP”).

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

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

The following table summarizes the significant components of our results of operations for the periods presented (in thousands, except percentages):

	Three Months Ended March 31,		Increase / (Decrease)
	2022	2021	$	%
	(unaudited)
Operating expenses:
Research and development	$1,289	$635	$654	103%
General and administrative	1,716	418	1,298	311%
Total operating expenses	3,005	1,053	1,952	185%
Loss from operations	(3,005)	(1,053)	1,952	185%
Other income (expense), net
Interest income (expense), net	1	(230)	231	100%
Other income (expense), net	1	(5)	6	120%
Gain on loan extinguishment	-	140	(140)	(100)%
Total other expense, net	2	(95)	97	102%
Net loss	$(3,003)	$(1,148)	$1,855	162%

Research and Development

Research and development expenses were $1.3 million for the three months ended March 31, 2022, an increase of $0.7 million, compared to $0.6 million for the prior year quarter. This increase was primarily due to clinical development expenses incurred for the ongoing Phase 3 trial, including clinical consulting to support the trial of $0.2 million and employee and related benefits expenses of $0.1 million. Preclinical research and development and regulatory expenses increased by $0.3 million for the three months ended March 31, 2022, compared to the prior year quarter, and represent costs associated with establishing a secondary manufacturer for RenovoCath delivery devices of $0.2 million, and regulatory and quality assurance consulting expense of $0.1 million. Payments for use of RenovoCath delivery devices remained relatively unchanged and represent the cash payment made by clinical trial sites for the devices used in the Phase 3 clinical trial. To date, payments received from clinical trial sites for the devices have been adequate to cover our direct costs of manufacturing the RenovoCath delivery devices and offset research and development expense. Allocated general and administrative support costs for personnel, facility and office supply costs increased by $0.1 million compared to the prior year quarter. We expect research and development expenses to increase during the year.

General and Administrative

General and administrative expenses were $1.7 million for the three months ended March 31, 2022, an increase of $1.3 million, compared to $0.4 million for the prior year quarter. This increase was due to higher employee and related benefits costs of $0.3 million, an increase in legal fees of $0.2 million, reflecting the increased costs of public company compliance requirements, and a $0.5 million increase in professional and consulting services expenses relating to post-IPO support, in each case, as compared to the prior year quarter. The increase also includes Directors and Officers Liability Insurance expense of $0.3 million, partially offset by an increase of $0.1 million in the allocation of general and administrative expenses to research and development. We expect general and administrative expenses to increase during the fiscal year.

Interest Income (Expense), Net

Interest expense, net for the three months ended March 31, 2022, was nil compared to $0.2 million in the prior year quarter. The decrease in interest expense is due to the conversion of the 2020 and 2021 Convertible Notes into common shares in connection with the IPO. We do not expect to incur additional interest expense this year.

Gain on Loan Extinguishment

The gain on loan extinguishment for the three months ended March 31, 2022 was nil compared to $0.1 million in the prior year quarter and represented the forgiveness and cancelation of our PPP loan of $0.1 million. We do not expect to incur any loan extinguishment costs this year.

Liquidity and Capital Resources

For the three months ended March 31, 2022, we incurred a net loss of $3.0 million. As of March 31, 2022, we had an accumulated deficit of $24.3 million. We expect to incur additional losses and increased operating expenses in future periods. Since our inception, our primary sources of liquidity have been the sale and issuance of convertible preferred stock, convertible notes and common stock, including in our IPO, and from the exercise of warrants.

As of March 31, 2022 and December 31, 2021, we had $13.1 million and $15.2 million in cash and cash equivalents, respectively. During the three months ended March 31, 2022, we used $2.1 million of cash in operations. Our primary requirements for liquidity have been to fund our clinical trial activity and general corporate and working capital needs. In August 2021, we completed our IPO and received aggregate gross proceeds of $16.7 million. We paid underwriting discounts and commissions of $1.3 million, and we also incurred expenses of $0.8 million in connection with the offering. As a result, the net offering proceeds to us, after deducting underwriting discounts and commissions and offering expenses, were $14.6 million. In February 2021, we received notification and confirmation from Silicon Valley Bank that our PPP loan of $0.1 million has been forgiven in its entirety and automatically cancelled by the U.S. Small Business Administration.

Based on our operating plans, we expect that our current cash and cash equivalents as of March 31, 2022, will be sufficient to fund our operating, investing and financing cash flow needs for at least the next twelve months, assuming our programs advance as currently contemplated. Management regularly reviews our available liquidity relative to our operating budget and forecast to monitor the sufficiency of our working capital and anticipates drawing upon available sources of new capital when appropriate, including equity and debt instruments, to support our product development activities. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our clinical trials or other operations. If any of these events occur, our ability to achieve our operational goals would be adversely affected. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described in the section titled “Risk Factors.” Depending on the severity and direct impact of these factors on us, we may be unable to secure additional financing to meet our operating requirements on commercially acceptable terms favorable to us, or at all.

Sources of Liquidity

Since our inception, we have not generated any revenue from product sales and we have incurred significant operating losses and negative cash flows from our operations. We do not have any products that have achieved regulatory marketing approval and we do not expect to generate revenue from sales of any product candidates for several years, if ever.

We have financed our operations primarily through the issuance and sale of convertible preferred stock and convertible debt. Through the date of this report, we have raised an aggregate of $35.0 million of gross proceeds from private placements of our equity and convertible debt securities, the issuance of securities in our IPO and the exercise of warrants and common stock options. This amount also includes a loan under the PPP, which was forgiven in February 2021.

Cash Flows

Our primary uses of cash are to fund our operations including research and development and general and administrative expenses. We will continue to incur operating losses in the future and expect that our research and development and general and administrative expenses will continue to increase. For example, we will continue to incur operating losses as we incur costs related to the clinical development of our product candidates, further development of our therapy platform and the compliance requirements of being a public company. Cash used to fund operating expenses is impacted by the timing of when we pay expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

The following table summarizes our cash flows for the period indicated (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash provided by (used in):
Operating activities	$(2,097)	$(992)
Financing activities	26	34
Decrease in cash and cash equivalents	$(2,071)	$(958)

Net Cash Used in Operating Activities

Cash used in operating activities for the three months ended March 31, 2022 reflected a net loss of $3.0 million and a net change in our operating assets and liabilities of $0.7 million, offset by non-cash charges of $0.2 million consisting primarily of stock-based compensation expense. Net cash used in operating activities for the three months ended March 31, 2021 reflected a net loss of $1.1 million and non-cash charges of $0.1 million, representing a gain on loan extinguishment from the PPP loan and amortization of debt.

Cash Provided by Financing Activities

Net cash provided by financing for the three months ended March 31, 2022 and 2021 consisted of proceeds from the exercise of stock options.

Contractual Obligations and Other Commitments

As of the date of this report, we have no contractual obligations or other commitments.

Critical Accounting Policies and Significant Judgments and Estimates

The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations section is based upon our unaudited condensed interim financial statements and the related disclosures, which have been prepared in accordance with accounting principles generally accepted in the United States or GAAP. The preparation of these unaudited condensed interim financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts in our unaudited condensed interim financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. Our critical accounting policies and estimates are detailed in our Annual Report on Form 10-K for the year ended December 31, 2021.

There have been no significant changes to our critical accounting policies or significant judgements and estimates for the three months ended March 31, 2022, from those previously disclosed in our Annual Report.

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

We have elected to take advantage of certain reduced disclosure obligations in this Quarterly Report on Form 10-Q and may elect to take advantage of other reduced reporting requirements in future filings. As a result, the information that we provide to you may differ from what other public reporting companies provide.

We are also a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act. We may continue to be a smaller reporting company if, on the last business day of the second quarter of our calendar year, either (1) the market value of our stock held by nonaffiliates is less than $250.0 million or (2) our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700.0 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, like emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

Recently Issued and Adopted Accounting Pronouncements

A description of our recently issued and adopted accounting pronouncements that may potentially impact our financial positions and results of operations are detailed in our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no significant changes to our significant accounting policies during the three months ended March 31, 2022, from those disclosed in our 2021 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

During the periods presented, we did not have, nor do we currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

The disclosures in this section are not required because we qualify as a smaller reporting company under federal securities laws.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal quarter ended March 31, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, during the period covered by this Quarterly Report, our disclosure controls and procedures were not effective due to our previously identified material weakness in internal control over financial reporting. Notwithstanding the identified material weaknesses, management, including our Chief Executive Officer and Chief Financial Officer, believes the financial statements included in this Quarterly Report are fairly presented, in all material respects, in accordance with U.S. GAAP.

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

Previously Identified Material Weakness and Plans to Remediate

In preparation for our IPO, we identified a material weakness in our internal control over financial reporting related to our control environment. Specifically, we have determined that we have not maintained adequate formal accounting policies, processes and controls related to complex transactions as a result of a lack of finance and accounting staff with the appropriate GAAP technical expertise needed to identify, evaluate and account for complex and non-routine transactions. We also determined that we have not maintained sufficient staffing or written policies and procedures for accounting and financial reporting, which contributed to the lack of a formalized process or controls for management’s timely review and approval of financial information. More specifically, we have determined that our financial statement close process includes significant control gaps mainly driven by the small size of our accounting and finance staff and, as a result, a significant lack of appropriate segregation of duties. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or unaudited interim condensed financial statements will not be prevented or detected and corrected on a timely basis.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II- OTHER INFORMATION

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

We are a clinical stage company and have incurred significant losses since our formation. As of March 31, 2022, we have an accumulated total deficit of approximately $24.3 million. For the three months ended March 31, 2022, we had a net loss of approximately $3.0 million. For the fiscal years ended December 31, 2021 and 2020, we had net losses of approximately $6.3 million and $3.8 million, respectively. To date, we have experienced negative cash flow from development of our product candidate, RenovoGem, our platform technology, RenovoTAMP, and our RenovoCath delivery system. We have not generated any revenue from operations, and we expect to incur substantial net losses for the foreseeable future as we seek to further develop and commercialize RenovoGem and expand our pipeline of product candidates. Because of the numerous risks and uncertainties associated with developing and commercializing RenovoGem, we are unable to predict the extent of any future losses or when we will attain profitability, if ever. Investors in our common stock must carefully consider the substantial challenges, risks and uncertainties inherent in the attempted development and commercialization of RenovoGem. We may never successfully commercialize RenovoGem, and our business may not be successful.

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

As of March 31, 2022, our cash and cash equivalents and working capital were approximately $13.1 million and $12.5 million, respectively. Due to our recurring operating losses and the expectation that we will continue to incur net losses in the future, we will be required to raise additional capital to complete the development and commercialization of our product candidates. We have historically financed our operations primarily through private sales of our equity, debt financings and the sale of common stock and warrants in our initial public offering, or IPO. To raise additional capital, we may seek to sell additional equity and/or debt securities, obtain a credit facility or other loan or enter into collaborations, licenses or other similar arrangements, which we may not be able to do on favorable terms, or at all. Our ability to obtain additional financing will be subject to a number of factors, including market conditions, fluctuations in interest rates, our operating performance and investor sentiment. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue the development and/or commercialization of our product candidates, restrict or cease our operations or obtain funds by entering into agreements on unfavorable terms. Failure to obtain additional capital on acceptable terms, or at all, would result in a material and adverse impact on our operations.

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

A variety of risks associated with operating internationally could materially adversely affect our business.

Doing business internationally involves a number of risks, including but not limited to:

●	multiple, conflicting and changing laws and regulations, such as privacy regulations, tax laws, export and import restrictions, employment laws, regulatory requirements and other governmental approvals, permits and licenses;

●	failure by us to obtain and maintain regulatory approvals for the use of our products in various countries;

●	additional potentially relevant third-party patent rights;

●	complexities and difficulties in obtaining protection and enforcing our intellectual property;

●	difficulties in staffing and managing foreign operations;

●	complexities associated with managing multiple payor reimbursement regimes, government payors or patient self-pay systems;

●	limits in our ability to penetrate international markets;

●	financial risks, such as longer payment cycles, difficulty collecting accounts receivable, the impact of local and regional financial crises on demand and payment for our products, exposure to foreign currency exchange rate fluctuations, and a rising rate of inflation;

●	natural disasters, political and economic instability, including wars, terrorism and political unrest, outbreak of disease, boycotts, curtailment of trade and other business restrictions;

●	certain expenses including, among others, expenses for travel, translation, and insurance; and

●	regulatory and compliance risks that relate to maintaining accurate information and control over sales and activities that may fall within the purview of the U.S. Foreign Corrupt Practices Act, its books and records provisions, or its anti-bribery provisions.

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

Changes in tax laws or in their implementation or interpretation may adversely affect our business and financial condition

We are or may become subject to income and non-income taxes in the United States under federal, state and local jurisdictions and in certain foreign jurisdictions in which we operate. Tax laws, regulations and administrative practices in these jurisdictions may be subject to significant change, with or without advance notice. For example, on January 1, 2022, a provision of the Tax Cuts and Jobs Act of 2017 went into effect that eliminates the option to deduct domestic research and development costs in the year incurred and instead requires taxpayers to amortize such costs over five years. The Company is currently evaluating the potential impact. Such changes, if enacted, may adversely affect our effective tax rates, cash flows and general business condition.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds from Public Offering of Common Stock

On August 25, 2021, our registration statement on Form S-1 (File No. 333-258071) relating to the IPO of our securities was declared effective by the SEC. In connection with the IPO, we issued and sold an aggregate of 1,850,000 units at a price of $9.00 per unit. Each unit consisted of (i) one share of common stock and (ii) one warrant to purchase one share of common stock at an exercise price equal to $10.80 per share, which is exercisable for a period of five years after the issuance date. Our shares of common stock began trading on the Nasdaq Capital Market on August 26, 2021, and the transaction formally closed on August 30, 2021. We received aggregate gross proceeds of $16.7 million from the IPO, paid underwriting discounts and commissions of $1.3 million and incurred other expenses of $0.8 million. The net offering proceeds, after deducting underwriting discounts and commissions and other expenses, were $14.6 million. Roth Capital Partners served as the sole book-running manager for the IPO. Maxim Group LLC acted as lead manager for the offering. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors pursuant to our Outside Director Compensation Policy, as amended.

There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on August 27, 2021, pursuant to Rule 424(b)(4). We invested the funds received in interest-bearing U.S. Treasury securities.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Sixth Amended and Restated Certificate of Incorporation of RenovoRx, Inc.	8-K	001-40738	3.1	August 31, 2021
3.2	Amended and Restated Bylaws of RenovoRx, Inc.	10-K	001-40738	3.2	March 30, 2022
10.1*	Amended and Restated 2021 Omnibus Equity Incentive Plan and Forms of Stock Option Grant Notice and Option Agreement	10-K	001-40738	10.2	March 30, 2022
10.2*	Amended and Restated Outside Director Compensation Policy	10-K	001-40738	10.3	March 30, 2022
10.3*	Amendment to Consulting Agreement, by and between RenovoRx, Inc. and Ramtin Agah, M.D., dated January 25, 2022	10-K	001-40738	10.7	March 30, 2022
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (embedded within the Inline XBRL document)	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Interactive Data Files submitted as Exhibit 101)	Filed herewith

*	Indicates management contract or compensatory plan.
†	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RenovoRx, Inc,

Date: May 13, 2022	By:	/s/ Shaun R. Bagai
Shaun R. Bagai
Chief Executive Officer

Date: May 13, 2022	By:	/s/ Christopher J. Lehman
Christopher J. Lehman
Chief Financial Officer

