Form 10-Q
period 2022-06-30
RenovoRx, Inc.
filed 2022-08-12
CIK 1574094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2022

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

As of August 08, 2022, the registrant had 9,066,863 shares of common stock, $0.0001 par value per share, outstanding.

i

Forward-Looking Statements

This Quarterly Report on Form 10-Q, or Quarterly Report, and the information incorporated herein by reference, particularly in the sections captioned “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. All statements other than present and historical facts and conditions contained in this Quarterly Report, including statements regarding our future results of operations and financial position, business strategy, plans and our objectives for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” or “would,” or the negative of these terms or other comparable terminology. Actual events or results may differ from those expressed in these forward-looking statements, and these differences may be material and adverse. Forward-looking statements include, but are not limited to, statements about:

●	the sufficiency of our existing cash, cash equivalents, and investments to fund our future operating expenses and capital expenditure requirements;

●	our estimates regarding expenses, future revenue, anticipated capital requirements to fund our future operating expenses, and our need for additional financing;

●	our financial performance;

●	our anticipated use of our existing cash, cash equivalents, and investments;

●	the ability of our clinical trials to demonstrate safety and efficacy of our product candidates, and other positive results;

●	the progress and focus of our current and future clinical trials, and the timing of reporting of data from those trials;

●	our continued reliance on third parties to conduct clinical trials of our product candidates, and for the manufacture of our product candidates;

●	the beneficial characteristics, safety, efficacy, and therapeutic effects of our product candidates;

●	our ability to advance product candidates into and successfully complete clinical trials;

●	our ability to further develop and expand our therapy platform, both to use different chemotherapeutic agents and to include new indications;

●	expectations relating to the timing of the provision of updates on, data readouts for, and completion of our clinical trials;

●	our ability to obtain and maintain regulatory approval of our product candidates and the timing or likelihood of regulatory filings and approvals, including our expectation to seek special designations, such as orphan drug designation, for our product candidates for various diseases;

●	existing regulations and regulatory developments in the United States and other jurisdictions;

●	our plans relating to commercializing our product candidates, if approved, including the geographic areas of focus and our potential and ability to successfully commercialize our product candidates and generate revenue;

●	the implementation of our strategic plans for our business and product candidates;

●	the expected potential benefits of strategic collaborations with third parties and our ability to attract collaborators with relevant and complementary expertise;

●	our estimates of the number of patients in the United States who suffer from the diseases we target, and enrollment timing and projections for our clinical trials;

●	our estimates of potential market opportunities and our ability to successfully realize these opportunities;

●	the success of competing therapies that are or may become available;

●	developments relating to our competitors and our industry, including competing product candidates and therapies;

●	our plans relating to the further development and manufacturing of our product candidates, including for additional indications which we may pursue;

●	our plans and ability to obtain or protect intellectual property rights, including extensions of existing patent terms where available;

●	the scope of protection we are able to establish and maintain for intellectual property rights, including our therapy platform and product candidates;

●	our ability to successfully negotiate and enter into agreements with distribution, strategic and corporate partners;

●	our potential and ability to successfully manufacture and supply our product candidates for clinical trials and for commercial use, if approved;

●	our ability to retain the continued service of our key personnel and to identify, hire, and then retain additional qualified personnel; and

●	our expectations regarding the impact of the ongoing COVID-19 pandemic and geopolitical events on our business.

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

ii

Part I- FINANCIAL INFORMATION

Item 1: Financial Statements

RenovoRx, Inc.

Condensed Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	June 30,2022	December 31, 2021

Assets
Current assets:
Cash and cash equivalents	$2,769	$15,192
Short-term marketable securities	7,996	-
Prepaid expenses and other current assets	478	1,089
Total current assets	11,243	16,281
Leasehold improvements, net	-	6
Total assets	$11,243	$16,287

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$473	$525
Accrued expenses	650	413
Total liabilities	1,123	938
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value, 250,000,000 shares authorized at June 30, 2022 and December 31, 2021; 9,066,863 and 8,933,989 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	1	1
Additional paid-in capital	37,004	36,632
Accumulated other comprehensive loss	(4)	-
Accumulated deficit	(26,881)	(21,284)
Total stockholders’ equity	10,120	15,349
Total liabilities and stockholders’ equity	$11,243	$16,287

The accompanying notes are an integral part of these condensed interim financial statements.

RenovoRx, Inc.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$1,390	$536	$2,679	$1,170
General and administrative	1,224	330	2,940	749
Total operating expenses	2,614	866	5,619	1,919
Loss from operations	(2,614)	(866)	(5,619)	(1,919)
Interest income (expense), net	20	(397)	21	(627)
Other income (expense), net	-	(47)	1	(52)
Gain on loan extinguishment	-	-	-	140
Total other expenses, net	20	(444)	22	(539)
Net loss	(2,594)	(1,310)	(5,597)	(2,458)
Other comprehensive loss:
Unrealized loss on marketable securities	(4)	-	(4)	-
Comprehensive loss	$(2,598)	$(1,310)	$(5,601)	$(2,458)
Net loss per share, basic and diluted	$(0.29)	$(0.57)	$(0.62)	$(1.09)

Weighted-average shares of common stock outstanding, basic and diluted	9,057,185	2,284,978	9,024,973	2,263,483

The accompanying notes are an integral part of these condensed interim financial statements.

RenovoRx, Inc.

Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited)

(in thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance—December 31, 2021	-	$-	8,933,989	$1	$36,632	$(21,284)	$-	$15,349
Issuance of common stock upon exercise of stock options	-	-	91,816	-	26	-	-	26
Issuance of restricted stock awards	-	-	3,500	-	14	-	-	14
Stock-based compensation expense	-	-	-	-	154	-	-	154
Net loss	-	-	-	-	-	(3,003)	-	(3,003)
Balance—March 31, 2022	-	-	9,029,305	1	36,826	(24,287)	-	12,540
Issuance of common stock upon exercise of stock options	-	-	37,558	-	9	-	-	9
Stock-based compensation expense	-	-	-	-	169	-	-	169
Other comprehensive loss	-	-	-	-	-	-	(4)	(4)
Net loss	-	-	-	-	-	(2,594)	-	(2,594)
Balance—June 30, 2022	-	$-	9,066,863	$1	$37,004	$(26,881)	$(4)	$10,120

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Deficit
Balance—December 31, 2020	3,535,469	$12,451	2,233,139	$1	$303	$(14,960)	$-	$(14,656)
Issuance of common stock upon exercise of stock options	-	-	50,058	-	34	-	-	34
Stock-based compensation expense	-	-	-	-	8	-	-	8
Net loss	-	-	-	-	-	(1,148)	-	(1,148)
Balance—March 31, 2021	3,535,469	12,451	2,283,197	1	$345	(16,108)	$-	(15,762)
Issuance of common stock upon exercise of stock options	-	-	8,300	-	5	-	-	5
Stock-based compensation expense	-	-	-	-	7	-	-	7
Net loss	-	-	-	-	-	(1,310)	-	(1,310)
Balance—June 30, 2021	3,535,469	$12,451	2,291,497	$1	$357	$(17,418)	$-	$(17,060)

The accompanying notes are an integral part of these condensed interim financial statements.

RenovoRx, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2022	2021
Operating activities:
Net loss	$(5,597)	$(2,458)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	337	15
Amortization on leasehold improvement	6	-
Loss on change in fair value of derivative liability	-	52
Gain on loan extinguishment from PPP loan	-	(140)
Amortization of debt discount and issuance costs	-	538
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	611	(53)
Other assets	-	(420)
Accounts payable	(52)	101
Accrued expenses	237	126
Net cash used in operating activities	(4,458)	(2,239)

Investing activities:
Purchases of marketable securities	(8,000)	-
Expenditure for leasehold improvements	-	(15)
Net cash used in investing activities	(8,000)	(15)

Financing activities:
Proceeds from convertible notes	-	1,977
Proceeds from exercise of stock options	35	39
Net cash provided by financing activities	35	2,016
Decrease in cash and cash equivalents	(12,423)	(238)
Cash and cash equivalents, beginning of period	15,192	1,795
Cash and cash equivalents, end of period	$2,769	$1,557
Supplemental disclosure of non-cash investing and financing activities:
Derivative liability	$-	$363
Supplemental disclosure of non-cash activity:
Debt issuance costs – 2021 Convertible Notes	$-	$23

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

Liquidity and Capital Resources

From the Company’s inception through June 30, 2022, it has raised an aggregate of $35.0 million from private placements of convertible preferred stock, convertible debt securities, the issuance of securities in the IPO, and the exercise of warrants and common stock options. As of June 30, 2022, the Company had cash and cash equivalents and short-term marketable securities of $10.8 million.

The Company has incurred significant losses and negative cash flows from operations since its inception. For the six months ended June 30, 2022, the Company reported a net loss of $5.6 million and an accumulated deficit of $26.9 million and does not expect to generate positive cash flows from operations in the foreseeable future. The Company expects to incur significant and increasing losses until regulatory approval is granted for its first product candidate, RenovoGem™. Regulatory approval is not guaranteed and may never be obtained. The Company may seek to raise additional capital through debt financings, private or public equity financings, license agreements, collaborative agreements or other arrangements with other companies, or other sources of financing. There can be no assurance that such financing will be available or will be at terms acceptable to the Company. The inability to raise capital as and when needed would have a negative impact on the Company’s financial condition and its ability to pursue its business strategy. The Company will need to generate significant revenue to achieve profitability, and it may never do so.

The Company has reviewed the relevant conditions and events surrounding its ability to continue as a going concern including among others: historical losses, projected future results, including the effects of the ongoing novel coronavirus (“COVID-19”) pandemic, cash requirements for the upcoming year, funding capacity, net working capital, total stockholders’  equity and future access to capital. Based upon the Company’s current operating plan, management believes that its existing cash and cash equivalents and marketable securities as of August 12, 2022 will be sufficient to allow the Company to fund operating, investing and financing cash flow needs for at least twelve months from the date of issuance of these unaudited condensed interim financial statements. The accompanying unaudited condensed interim financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The accompanying unaudited condensed interim financial statements do not reflect any adjustments relating to the recoverability and reclassifications of assets and liabilities that might be necessary if the Company is unable to continue as a going concern.

2. Summary of Significant Accounting Policies

Basis of Presentation and Unaudited Condensed Interim Financial Information

The accompanying unaudited condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the SEC for interim reporting. As permitted under those rules and regulations, certain footnotes or other financial information normally included in unaudited condensed interim financial statements prepared in accordance with GAAP have been condensed or omitted. The unaudited condensed interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal, recurring adjustments that are necessary to present fairly the Company’s results for the interim periods presented. The condensed balance sheet as of December 31, 2021, is derived from the Company’s audited financial statements. The results of operations for the six months ended June 30, 2022, are not necessarily indicative of the results to be expected for the year ending December 31, 2022, or for any other future annual or interim period.

The accompanying unaudited condensed interim financial statements should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2021, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 30, 2022.

Summary of Significant Accounting Policies

There have been no material changes to the significant accounting policies during the six-months ended June 30, 2022 from those previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

During the three months ended June 30, 2022, the Company purchased short-term marketable securities. The Company will apply the following accounting policy to these marketable securities.

Short-Term Marketable Securities

All marketable securities and short-term investments are classified as available-for-sale and consist of U.S. Treasury bills. Short-term investments consist of securities with contractual maturities of greater than 90 days from the original date of purchase. Securities with contractual maturities greater than one year are classified as short-term investments on the condensed balance sheets, as the Company has the ability, if necessary, to liquidate these securities to meet its liquidity needs in the next 12 months. These securities are carried at estimated fair value, which is based on quoted market prices or observable market inputs of almost identical assets, with unrealized losses included in accumulated other comprehensive loss. The amortized cost of securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income or expense. The cost of securities sold is based on specific identification. The Company’s investments are subject to a periodic impairment review for other-than-temporary declines in fair value. The Company’s review includes the consideration of the cause of the impairment, including the creditworthiness of the security issuers, the number of securities in an unrealized loss position, the severity and duration of the unrealized losses, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in the market value. When the Company determines that the decline in fair value of an investment is below its accounting basis and this decline is other-than-temporary, it reduces the carrying value of the security it holds and records a loss in the amount of such decline.

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

Recent Accounting Pronouncement

There were no new accounting pronouncements that were issued or became effective since the issuance of the Company’s 2021 Annual Report on Form 10-K that had, or are expected to have, a material impact on its unaudited condensed balance sheets, unaudited condensed statement of operations or unaudited condensed statement of cash flows.

3. Fair Value Measurements

As of June 30, 2022 and December 31, 2021, the Company held $2.7 million and $15.0 million, respectively, in a money market account.

The following tables summarize the Company’s financial assets and liabilities, measured at fair value on a recurring basis by level within the fair value hierarchy, as of June 30, 2022 and December 31, 2021 (in thousands):

	Fair Value Measurements at June 30, 2022 using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$2,698	$-	$-	$2,698
Available-for-sale securities:
U.S. Treasury bills	7,996	-	-	7,996
	$10,694	$-	$-	$10,694

	Fair Value Measurements at December 31, 2021 using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$14,997	$-	$-	$14,997
	$14,997	$-	$-	$14,997

There were no transfers among Level 1, Level 2 or Level 3 categories during any of the periods presented. The Company had no other financial assets or liabilities that were required to be measured at fair value on a recurring basis.

4. Short-Term Marketable Securities

The tables summarize the Company’s short-term marketable securities as of June 30, 2022. There were no short-term marketable securities as of December 31, 2021 (in thousands):

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury bills	$8,000	$-	$(4)	$7,996
	$8,000	$-	$(4)	$7,996

5. Accrued Expenses

The components of accrued expenses as of June 30, 2022 and December 31, 2021 are as follows (in thousands):

	June 30, 2022	December 31, 2021
Clinical trial	$425	$358
Employee benefits	188	33
Other	37	22
Total accrued expenses	$650	$413

6. Commitments and Contingencies

Legal Proceedings

From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business.

The Company was not subject to any material legal proceedings during the six months ended June 30, 2022 and no material legal proceedings are subsequently outstanding or pending.

Guarantees and Indemnification

In the ordinary course of business, the Company enters into agreements that may include indemnification provisions. As permitted under Delaware law and in accordance with its bylaws, the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. The Company is also party to indemnification agreements with its officers and directors. In some cases, the indemnification will continue after the termination of the agreement. The maximum potential amount of future payments that the Company could be required to make under these provisions is not determinable. The Company has never incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. The Company is not currently aware of any indemnification claims. Accordingly, the Company has not recorded any liabilities for these indemnification rights and agreements as of June 30, 2022.

Operating Leases

The Company leases its headquarters in Los Altos, California under a month-to-month operating lease agreement. Rent expense was $18,000 and $13,000 for the three months ended June 30, 2022 and 2021, respectively. Rent expense was $36,000 and $24,000 for the six months ended June 30, 2022 and 2021, respectively.

7. Equity Incentive Plan - Stock-Based Compensation Expense and Common Stock Warrants

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

A summary of the stock option activity for the six months ended June 30, 2022 is as follows:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	926,379	$2.08	6.47	$2,856
Granted	159,041	$3.17	-	$-
Exercised	(129,374)	$0.28	-	$-
Forfeited	(36,185)	$2.63	-	$-
Expired	-	$-	-	$-
Outstanding as of June 30, 2022	919,861	$2.50	7.10	$711
Exercisable as of June 30, 2022	609,432	$1.39	5.96	$695
Vested and expected to vest as of June 30, 2022	919,861	$2.50	7.10	$711

As of June 30, 2022, there was $0.7 million of unrecognized stock-based compensation expense related to options granted but not yet amortized, which will be recognized over a weighted-average period of approximately 2.81 years.

For the six months ended June 30, 2022 and 2021, the Company utilized the Black-Scholes option-pricing model for estimating the fair value of the stock option granted. The Company estimated the fair value of each option grant on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Six Months Ended June 30,
	2022	2021
Expected Volatility	101.54% – 102.96%	42.00%
Expected term (years)	5.27 – 6.08	5.51
Risk-free interest rate	1.93% – 1.95%	0.72%
Dividend rate	–%	–%

During the three months ended June 30, 2022, and 2021, the Company recognized $169,000 and $7,000, respectively, in stock-based compensation expense from stock option grants and restricted stock awards. During the six months ended June 30, 2022, and 2021, the Company recognized $337,000 and $15,000, respectively, in stock-based compensation expense from stock option grants and restricted stock awards. The compensation expense is allocated on a departmental basis, based on the classification of the option holder. No income tax benefits have been recognized in the condensed statements of operations and comprehensive loss for stock-based compensation arrangements.

The following table summarizes the components of stock-based compensation expense recognized in the Company’s Condensed Statements of Operations and Comprehensive Loss during the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Research and development	$37	$1	$82	$3
General and administrative	132	6	255	12
Total stock-based compensation expense	$169	$7	$337	$15

Common Stock Warrants

In August 2021, in connection with the IPO, the Company issued warrants to purchase 3,035,195 shares of the Company’s common stock. Warrants to purchase 198,875 shares of the Company’s common stock expire on August 25, 2026 and warrants to purchase 2,588,120 shares of the Company’s common stock expire on August 31, 2026.

The following is a summary of the common stock warrant activity during the six months ended June 30, 2022.

	Shares Issuable Upon Exercise of Outstanding Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value (In thousands)
Outstanding as of December 31, 2021	2,786,995	$10.80	4.67	$30,100
Issued	-	$-	-	$-
Exercised	-	$-	-	$-
Expired	-	$-	-	$-
Outstanding as of June 30, 2022	2,786,995	$10.80	4.17	$30,100

8. Income Taxes

The Company had no income tax expense for the three and six months ended June 30, 2022 and 2021. During the three and six months ended June 30, 2022 and 2021, the Company had a net operating loss (“NOL”) for each period that generated deferred tax assets for NOL carryforwards. Deferred income tax assets and liabilities are recognized for temporary differences between the financial statements and income tax carrying values using tax rates in effect for the years such differences are expected to reverse. Due to uncertainties surrounding our ability to generate future taxable income and consequently realize such deferred income tax assets, the Company has determined that it is more-likely-than-not that these deferred tax assets will not be realized. Accordingly, the Company has established a full valuation allowance against its deferred tax assets as of June 30, 2022.

The Company’s policy is to recognize any interest and penalties related to unrecognized tax benefits as a component of income tax expense. For the three and six months ended June 30, 2022 and 2021, the Company had no accrued interest or penalties related to uncertain tax positions.

9. Net Loss Per Share

Basic and diluted net loss per common share was calculated as follows (in thousands except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(2,594)	$(1,310)	$(5,597)	$(2,458)
Denominator:
Weighted average shares used in computing net loss per share – basic and diluted	9,057,185	2,284,978	9,024,973	2,263,483
Net loss per share – basic and diluted	$(0.29)	$(0.57)	$(0.62)	$(1.09)

For the three and six months ended June 30, 2022 and 2021, the Company had a net loss and as such, all potentially dilutive securities were excluded from the calculation of diluted net loss per share as the inclusion would be anti-dilutive.

Potentially dilutive securities not included in the computation of diluted net loss per share are as follows (in common stock equivalent shares):

	As of June 30,
	2022	2021
Convertible preferred stock	—	3,535,469
Options to purchase common stock	494,868	951,133
Total	494,868	4,862,602

10. Related Party Transactions

In January 2018, the Company entered into a consulting agreement with one of the Company’s co-founders, Dr. Ramtin Agah, pursuant to which Dr. Agah provides consulting services as the Company’s Chief Medical Officer by overseeing Company-sponsored clinical trials. The agreement, which was amended on September 1, 2019, and November 11, 2021, respectively, continues in force for as long as Dr. Agah is providing consulting services and may be terminated by either party on thirty (30) days’ notice. Dr. Agah was awarded (i) options to purchase 60,000 shares of the Company’s common stock in May 2017, which have vested, (ii) options to purchase 40,000 shares of the Company’s common stock in July 2018, which have vested, (iii) options to purchase 20,000 shares of the Company’s common stock in June 2021, which vest ratably over 24 months from the vesting commencement date of May 14, 2021, (iv) options to purchase 52,203 shares of the Company’s common stock in September 2021, which vest ratably over 48 months from the vesting commencement date of August 26, 2021, and (v) options to purchase 21,398 shares of the Company’s common stock in March 2022, which vest ratably over 48 months from the vesting commencement date of August 26, 2021. In December 2018, Dr. Agah’s agreement was amended to provide that he would receive cash compensation of $4,000 per month for certain proctoring services, and in September 2019, his compensation was increased to $10,000 per month to compensate for additional services he was providing. In November 2021, we entered into a third amendment to the consulting agreement with Dr. Agah which provides for a monthly consulting fee of $21,667.67, based on Dr. Agah spending no less than 24 hours per week on Company matters. Dr. Agah’s monthly consulting fee was increased to $24,083.33, effective January 1, 2022. The Company may, in its discretion, proportionally adjust the monthly consulting fee if Dr. Agah’s time commitment decreases. The amendment also provides for Dr. Agah’s eligibility for an annual target cash incentive bonus equal to 35% of his annualized base consulting fee. In November 2021, we entered into a Change in Control and Severance Agreement with Dr. Agah. Consulting fees paid to Dr. Agah for the six months ended June 30, 2022 and 2021, were $144,000 and $60,000, respectively.

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

We are currently conducting a Phase 3 registrational trial for our lead product candidate RenovoGem™. Our therapy platform, RenovoRx Trans-Arterial Micro-Perfusion, or RenovoTAMP™, utilizes approved chemotherapeutics with validated mechanisms of action and well-established safety and side effect profiles, with the goal of increasing their efficacy, improving their safety, and widening their therapeutic window by combining such chemotherapeutics with our proprietary drug delivery system. RenovoTAMP combines our patented Food and Drug Administration, (“FDA”) cleared delivery system, RenovoCath®, with small molecule chemotherapeutic agents that can be forced across the vessel wall using pressure, targeting these anti-cancer drugs locally to the solid tumors. While we anticipate investigating other chemotherapeutic agents for intra-arterial delivery via RenovoTAMP, our clinical work to date has focused on gemcitabine, which is a generic small molecule drug. Our first product candidate, RenovoGem, is a drug/device combination consisting of intra-arterial gemcitabine and RenovoCath. FDA has determined that RenovoGem will be regulated as, and if approved we expect will be reimbursed as, a new oncology drug product. We have secured FDA Orphan Drug Designation for RenovoGem in two indications: pancreatic cancer and cholangiocarcinoma (bile duct cancer, or CCA). We have completed our RR1 Phase 1/2 and RR2 observational registry studies, with 20 and 25 patients respectively, in locally advanced pancreatic cancer, or LAPC. These studies demonstrated a median overall survival of 27.9 months in patients pre-treated with radiation followed by treatment with RenovoGem. Based on previous large randomized clinical trials, the expected survival of LAPC patients is 12 - 15 months in patients receiving only intravenous (IV) systemic chemotherapy or IV chemotherapy plus radiation (which are both considered standard of care). Unlike the randomized trials that established these standard-of-care results, our RR1 and RR2 clinical trials did not prospectively control the standard of care therapy received prior to administration of RenovoGem. Based on an FDA safety review of our Phase 1/2 study, FDA allowed us to proceed to evaluate RenovoGem within our Phase 3 registrational clinical trial.

As previously disclosed, in December 2021 we amended the protocol for this clinical trial to only allow for stereotactic body radiation therapy (SBRT) during the induction phase of the study (prior to randomization). We had previously permitted both SBRT and intensity-modulated radiation therapy (IMRT). Patients receiving IMRT, must complete 25 radiation treatments in combination with oral chemotherapy during the induction phase of the study, which takes between 35 and 56 days to complete. In comparison, patients receiving SBRT during the induction phase are only required to complete 5 treatments, over 5 consecutive days, and do not receive oral chemotherapy. The decision to modify the study population was based on the observation in the Phase 3 TIGeR-PaC study that IMRT patients had a higher dropout rate during the induction phase of the study due to the high frequency of hospital visits and side effects from the required concurrent chemotherapy. As part of the pre-randomization, induction phase change made to the protocol, we initiated a review of the statistical considerations for the study and in June 2022, submitted a modified Statistical Analysis Plan (the “Modified SAP”) to FDA. As part of the Modified SAP, we now plan to (i) analyze only patients receiving SBRT, consistent with the protocol change made in December 2021, (ii) include a second interim analysis, (iii) change the total number of SBRT patients randomized in the study to 114 (a reduction from the original 200 patients) with a total of 86 deaths from SBRT patients, including all deaths from SBRT patients enrolled in the study before the submission of the Modified SAP, and (iv) repower the study from 90% to 80%, which is commonly used in clinical trials. We believe these changes will shorten the timeframe needed to complete the study and also significantly decrease our costs. We have not discussed the protocol amendment or the Modified SAP with the FDA, and we cannot provide any assurance that the FDA will agree with these modifications. The first planned interim analysis is triggered when 30%, or 26 of 86, of the total number of deaths have occurred, and the second interim analysis at 60%, or 52 of 86, of the total number of deaths have occurred. Given that the timing of the interim analysis is predicated on a specific number of deaths, it is difficult to predict the exact timing of the interim analysis or when we will be able to complete the study. As of August 10, 2022, the Phase 3 TIGeR-PaC trial has randomized 37 SBRT patients out of 114 total needed under the Modified SAP. At this rate, we anticipate that all patients will be enrolled and randomized in 2024, with the final study readout in 2025. We plan to submit a protocol amendment to FDA in the third quarter of 2022 to reflect the changes in the Modified SAP.

We are also planning to evaluate RenovoGem in a second indication in a Phase 2/3 trial in extrahepatic (or outside the liver) cholangiocarcinoma (or eCCA), cancer that occurs in the bile ducts that lead out of the liver and join with the gallbladder. After significant input from key opinion leaders across the spectrum of relevant medical specialties and feedback from the FDA, we submitted the protocol for a Phase 2/3 eCCA clinical trial to FDA. If FDA does not object to our study protocol, we anticipate launching the eCCA trial and enrolling the first patient in the fourth quarter of 2022. In addition, we may evaluate RenovoGem in other indications, potentially including locally advanced lung cancer, locally advanced uterine tumors, and glioblastoma (an aggressive type of cancer that can occur in the brain or spinal cord). To date, we are focused on developing drug/device candidates with gemcitabine, but in the future, we may develop other product candidates with other chemotherapeutic agents for intra-arterial delivery via our RenovoTAMP therapy platform.

Since our inception, we have devoted substantially all of our efforts to developing our cancer therapy platform and product candidates, raising capital and organizing and staffing our Company. To date, we have financed our operations primarily through issuance of convertible preferred stock with net proceeds of $11.8 million, convertible notes with net proceeds of $5.0 million, and a loan of $140,000 pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), which was forgiven in February 2021. In August 2021, we completed our IPO with aggregate gross proceeds of $16.7 million. We paid underwriting discounts and commissions of $1.3 million, and incurred expenses of $0.8 million in connection with the offering. As a result, the net offering proceeds to us, after deducting underwriting discounts and commissions and offering expenses, were $14.6 million.

We have incurred significant operating losses and generated negative cash flows from operations since our inception. As of June 30, 2022, we had cash and cash equivalents and short-term marketable securities of $10.8 million. For the three and six months ended June 30, 2022, we reported net losses of $2.6 million and $5.6 million, respectively. As of June 30, 2022, we had an accumulated deficit of $26.9 million. We expect to continue to incur significant expenses, increasing operating losses and negative cash flows from operations in 2022 and for the foreseeable future. We do not expect to generate revenues from product sales unless and until we successfully complete development and obtain regulatory approval for one or more product candidates. We expect that our expenses will increase substantially in connection with our ongoing research and development activities, particularly as we:

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

Due to the impact of the COVID-19 pandemic and work-from-home policies and other operational limitations mandated by federal, state, and local governments as a result of the pandemic, certain of our research and development activities have been delayed and may be further delayed until we and our vendors return to pre-pandemic capacity.

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

Other Income (Expenses), Net

Interest Income (Expense) Net

Interest income, net during the three and six months ended June 30, 2022 relates to interest earned from cash deposited in our money market account and our available-for-sale securities.

Interest expense, net during the three and six months ended June 30, 2021 consisted of charges relating to the amortization of the debt discount and debt issuance costs as well as interest on amounts outstanding on our 2020 and 2021 Convertible Notes.

Other Income (Expense), Net

Other expense, net during the three and six months ended June 30, 2021, represents the mark-to-market adjustment on the derivative liability resulting from the 2020 and 2021 Convertible Notes. Upon the completion of our IPO in August 2021, the 2020 and 2021 Convertible Notes were converted into units consisting of (a) one share of common stock and (b) one five-year warrant to purchase one share of common stock at an exercise price equal to $10.80 per share.

Gain on Loan Extinguishment

The gain on loan extinguishment during the six months ended June 30, 2021 represents the loan extinguishment from the forgiveness and cancellation of our loan pursuant to the Paycheck Protection Program (“PPP”).

Income Tax Expense

We account for income taxes using the asset and liability method. Under this method, deferred income tax assets and liabilities are recorded based on the estimated future tax effects of differences between the financial statement and income tax basis of existing assets and liabilities. Deferred income tax assets and liabilities are recorded net and classified as noncurrent on the balance sheets. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized.

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

Results of Operations

The following table summarizes the significant components of our results of operations for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Statements of Operations Data:
Operating expenses:
Research and development	$1,390	$536	$2,679	$1,170
General and administrative	1,224	330	2,940	749
Total operating expenses	2,614	866	5,619	1,919
Loss from operations	(2,614)	(866)	(5,619)	(1,919)
Other income (expense), net
Interest income (expense), net	20	(397)	21	(627)
Other income (expense), net	-	(47)	1	(52)
Gain on loan extinguishment	-	-	-	140
Total other expense, net	20	(444)	22	(539)
Net loss	$(2,594)	$(1,310)	$(5,597)	$(2,458)

Comparison of the Three Months Ended June 30, 2022 and 2021

The following table summarizes the significant components of our results of operations for the periods presented (in thousands, except percentages):

	Three Months Ended June 30,		Increase / (Decrease)
	2022	2021	$	%
	(unaudited)
Operating expenses:
Research and development	$1,390	$536	$854	159%
General and administrative	1,224	330	894	271%
Total operating expenses	2,614	866	1,748	202%
Loss from operations	(2,614)	(866)	(1,748)	(202)%
Other income (expense), net
Interest income (expense), net	20	(397)	417	105%
Other income (expense), net	-	(47)	47	100%
Gain on loan extinguishment	-	-	-	-%
Total other expense, net	20	(444)	464	105%
Net loss	$(2,594)	$(1,310)	$(1,284)	(98)%

Research and Development

Research and development expenses were $1.4 million for the three months ended June 30, 2022, an increase of $0.9 million, compared to $0.5 million for the prior year quarter. This increase was primarily due to clinical consulting to support the ongoing Phase 3 trial of $0.2 million. Preclinical research and development and regulatory expenses increased by $0.5 million for the three months ended June 30, 2022, compared to the prior year quarter, and represent costs associated with establishing a secondary manufacturer for RenovoCath delivery devices of $0.2 million, and regulatory and quality assurance consulting expense of $0.2 million. Payments for use of RenovoCath delivery devices, which represent the cash payment made by clinical trial sites for the devices used in the Phase 3 clinical trial, decreased by $0.1 million due to lower patient enrollment during the quarter. To date, payments received from clinical trial sites for the devices have been adequate to cover our direct costs of manufacturing the RenovoCath delivery devices and offset research and development expense. Allocated general and administrative support costs for personnel, facility and office supply costs increased by $0.2 million compared to the prior year quarter. We expect research and development expenses to increase during the year.

General and Administrative

General and administrative expenses were $1.2 million for the three months ended June 30, 2022, an increase of $0.9 million, compared to $0.3 million for the prior year quarter. This increase was due to higher employee and related benefits costs of $0.2 million, an increase in legal fees of $0.1 million, reflecting the increased costs of public company compliance requirements, and a $0.4 million increase in professional and consulting services expenses relating to post-IPO support, in each case, as compared to the prior year quarter. The increase also includes Directors and Officers Liability Insurance expense of $0.3 million, partially offset by an increase of $0.2 million in the allocation of general and administrative expenses to research and development. We expect general and administrative expenses to increase during the fiscal year.

Interest Income (Expense), Net

Interest income (expense), net for the three months ended June 30, 2022, was $20,000, compared to $0.4 million in the prior year quarter. The decrease in interest expense is due to the conversion of the 2020 and 2021 Convertible Notes into common shares in connection with the IPO. We do not expect to incur additional interest expense this year.

Comparison of the Six Months Ended June 30, 2022 and 2021

The following table summarizes the significant components of our results of operations for the periods presented (in thousands, except percentages):

	Six Months Ended June 30,		Increase / (Decrease)
	2022	2021	$	%
	(unaudited)
Operating expenses:
Research and development	$2,679	$1,170	$1,509	129%
General and administrative	2,940	749	2,191	293%
Total operating expenses	5,619	1,919	3,700	193%
Loss from operations	(5,619)	(1,919)	(3,700)	(193)%
Other income (expense), net
Interest income (expense), net	21	(627)	648	103%
Other income (expense), net	1	(52)	53	102%
Gain on loan extinguishment	-	140	(140)	(100)%
Total other expense, net	22	(539)	561	104%
Net loss	$(5,597)	$(2,458)	$(3,139)	(128)%

Research and Development

Research and development expenses were $2.7 million for the six months ended June 30, 2022, an increase of $1.5 million, compared to $1.2 million for the prior year period. This increase was primarily due to clinical consulting to support the ongoing Phase 3 trial of $0.4 million and employee and related benefits of $0.2 million, offset by a decrease in clinical development expenses of $0.1 million due to a lower patient enrollment during 2022. Preclinical research and development and regulatory expenses increased by $0.9 million for the six months ended June 30, 2022, compared to the prior year period, and represent costs associated with establishing a secondary manufacturer for RenovoCath delivery devices of $0.3 million, and regulatory and quality assurance consulting expense of $0.3 million. Payments for use of RenovoCath delivery devices were $0.1 million for the six months ended June 30, 2022, which represent the cash payment made by clinical trial sites for the devices used in the Phase 3 clinical trial, decreased by $0.1 million during 2022. To date, payments received from clinical trial sites for the devices have been adequate to cover our direct costs of manufacturing the RenovoCath delivery devices and offset research and development expense. Allocated general and administrative support costs for personnel, facility and office supply costs increased by $0.3 million, compared to the prior year period. We expect research and development expenses to increase during the year.

General and Administrative

General and administrative expenses were $2.9 million for the six months ended June 30, 2022, an increase of $2.2 million, compared to $0.7 million for the prior year period. This increase was due to higher employee and related benefits costs of $0.5 million, an increase in legal fees of $0.2 million, reflecting the increased costs of public company compliance requirements, and a $0.9 million increase in professional and consulting services expenses relating to post-IPO support as compared to the prior year period. The increase also includes Directors and Officers Liability Insurance expense of $0.7 million and $0.1 million in Delaware Franchise tax expense, partially offset by an increase of $0.3 million in the allocation of general and administrative expenses to research and development. We expect general and administrative expenses to increase during the fiscal year.

Interest Income (Expense), Net

Interest income for the six months ended June 30, 2022, was $21,000 compared to $0.6 million in expense the prior year period. The decrease in interest expense is due to the conversion of the 2020 and 2021 Convertible Notes into common shares in connection with the IPO. We do not expect to incur additional interest expense this year.

Gain on Loan Extinguishment

The gain on loan extinguishment for the six months ended June 30, 2022 was nil compared to $140,000 in the prior year period and represented the forgiveness and cancelation of our PPP loan of $140,000. We do not expect to incur any loan extinguishment costs this year.

Liquidity and Capital Resources

For the three and six months ended June 30, 2022, we incurred a net loss of $2.6 million and $5.6 million, respectively. As of June 30, 2022, we had an accumulated deficit of $26.9 million. We expect to incur additional losses and increased operating expenses in future periods. Since our inception, our primary sources of liquidity have been the sale and issuance of convertible preferred stock, convertible notes and common stock, including in our IPO, and from the exercise of warrants.

As of June 30, 2022 and December 31, 2021, we had $10.8 million and $15.2 million in cash and cash equivalents and short-term marketable securities, respectively. During the six months ended June 30, 2022, we used $4.5 million of cash in operations. Our primary requirements for liquidity have been to fund our clinical trial activity and general corporate and working capital needs. In August 2021, we completed our IPO and received aggregate gross proceeds of $16.7 million. We paid underwriting discounts and commissions of $1.3 million, and we also incurred expenses of $0.8 million in connection with the offering. As a result, the net offering proceeds to us, after deducting underwriting discounts and commissions and offering expenses, were $14.6 million. In February 2021, we received notification and confirmation from Silicon Valley Bank that our PPP loan of $140,000 has been forgiven in its entirety and automatically cancelled by the U.S. Small Business Administration.

Based on our operating plans, we expect that our current cash and cash equivalents as of August 12, 2022, will be sufficient to fund our operating, investing and financing cash flow needs for at least the next twelve months, assuming our programs advance as currently contemplated. Management regularly reviews our available liquidity relative to our operating budget and forecast to monitor the sufficiency of our working capital and anticipates drawing upon available sources of new capital when appropriate, including equity and debt instruments, to support our product development activities. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our clinical trials or other operations. If any of these events occur, our ability to achieve our operational goals would be adversely affected. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described in the section titled “Risk Factors.” Depending on the severity and direct impact of these factors on us, we may be unable to secure additional financing to meet our operating requirements on commercially acceptable terms favorable to us, or at all.

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

Cash Flows

Our primary uses of cash are to fund our operations including research and development and general and administrative expenses. We will continue to incur operating losses in the future and expect that our research and development and general and administrative expenses will continue to increase as we continue our research and development efforts with respect to clinical development of our product candidates, further develop our therapy platform and ensure that we are complying with the requirements of being a public company. Cash used to fund operating expenses is impacted by the timing of when we pay expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

The following table summarizes our cash flows for the period indicated (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash provided by (used in):
Operating activities	$(4,458)	$(2,239)
Investing activities	(8,000)	(15)
Financing activities	35	2,016
Decrease in cash and cash equivalents	$(12,423)	$(238)

Net Cash Used in Operating Activities

Cash used in operating activities for the six months ended June 30, 2022 reflected a net loss of $5.6 million and a net change in our operating assets and liabilities of $0.8 million, offset by non-cash charges of $0.3 million, consisting primarily of stock-based compensation expense. Net cash used in operating activities for the six months ended June 30, 2021 reflected a net loss of $2.5 million and non-cash charges of $0.5 million, representing the amortization of debt discount, debt issuance cost and the fair value derivative of our convertible notes of $0.6 million offset on the gain on loan extinguishment from the PPP loan of $0.1 million including the net change in our operating assets and liabilities of $0.2 million.

Cash Used in Investing Activities

Cash used in investing activities for the six months ended June 30, 2022 consisted of purchases U.S. Treasury bills, which are classified as available-for-sale securities. Cash used in investing activities for the six months ended June 30, 2021 consisted of capital expenditures made for leasehold improvements to our office space.

Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2022 consisted of proceeds from the exercise of stock options. Net cash provided by financing activities for the six months ended June 30, 2021 consisted primarily of proceeds from the 2021 Convertible Notes.

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

There have been no significant changes to our critical accounting policies or significant judgments and estimates for the three and six months ended June 30, 2022, from those previously disclosed in our Annual Report.

During the three months ended June 30, 2022, we purchased short-term marketable securities. The accounting policy for the purchased of these marketable securities are classified as available-for-sale.

Short-Term Marketable Securities

All marketable securities and short-term investments are classified as available-for-sale and consist of U.S. Treasury bills. Short-term investments consist of securities with contractual maturities of greater than 90 days from the original date of purchase. Securities with contractual maturities greater than one year are classified as short-term investments on the condensed balance sheets, as we have the ability, if necessary, to liquidate these securities to meet its liquidity needs in the next 12 months. These securities are carried at estimated fair value, which is based on quoted market prices or observable market inputs of almost identical assets, with unrealized gains and losses included in accumulated other comprehensive income (loss). The amortized cost of securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income or expense. The cost of securities sold is based on specific identification. Our investments are subject to a periodic impairment review for other-than-temporary declines in fair value. The review includes the consideration of the cause of the impairment including the creditworthiness of the security issuers, the number of securities in an unrealized loss position, the severity and duration of the unrealized losses and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in the market value. When we determine that the decline in fair value of an investment is below its accounting basis and this decline is other-than-temporary, we reduce the carrying value of the security and record a loss in the amount of such decline.

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

Recently Issued and Adopted Accounting Pronouncements

There were no new accounting pronouncements that were issued or became effective since the issuance of our 2021 Annual Report on Form 10-K that had, or are expected to have, a material impact on our unaudited condensed balance sheets, unaudited condensed statement of operations or unaudited condensed statement of cash flows.

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

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal quarter ended June 30, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, have concluded that, during the period covered by this Quarterly Report, our disclosure controls and procedures were not effective due to our previously identified material weakness in internal control over financial reporting. Notwithstanding the identified material weaknesses, management, including our Chief Executive Officer and Chief Financial Officer, believes the financial statements included in this Quarterly Report are fairly presented, in all material respects, in accordance with U.S. GAAP.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated, communicated and discussed with our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that controls and procedures, no matter how well designed and operated, can only provide reasonable, not absolute, assurance the desired control objectives will be met. In reaching a reasonable level of assurance, management has weighed the cost of contemplated controls against their intended benefits. The design of any system of controls is based on management’s assumptions about the likelihood of future events. We cannot assure you that our controls will achieve their stated goals under all possible conditions. Changes in future conditions may render our controls inadequate or may cause our degree of compliance with them to deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Previously Identified Material Weakness and Plans to Remediate

In preparation for our IPO, we identified a material weakness in our internal control over financial reporting related to our control environment. Specifically, we have determined that we have not maintained adequate formal accounting policies, processes and controls related to complex and non-recurring transactions as a result of a lack of finance and accounting staff with the appropriate GAAP technical expertise needed to identify, evaluate and account for complex and non-routine transactions. We also determined that we have not maintained sufficient staffing or written policies and procedures for accounting and financial reporting, which contributed to the lack of a formalized process or controls for management’s timely review and approval of financial information. More specifically, we have determined that our financial statement close process includes significant control gaps mainly driven by the small size of our accounting and finance staff and, as a result, a significant lack of appropriate segregation of duties. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or unaudited interim condensed financial statements will not be prevented or detected and corrected on a timely basis.

We are in the process of implementing a number of measures to address the material weakness that has been identified including: (i) engaging additional accounting and financial reporting personnel with U.S. GAAP and SEC reporting experience, (ii) developing, communicating and implementing an accounting policy manual for our accounting and financial reporting personnel for recurring transactions and period-end closing processes, and (iii) establishing effective monitoring and oversight controls for complex and non-recurring transactions to ensure the accuracy and completeness of our financial statements and related disclosures.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical stage company and have incurred significant losses since our formation. As of June 30, 2022, we have an accumulated total deficit of approximately $26.9 million. For the six months ended June 30, 2022, we had a net loss of approximately $5.6 million. For the fiscal years ended December 31, 2021 and 2020, we had net losses of approximately $6.3 million and $3.8 million, respectively. To date, we have experienced negative cash flow from development of our product candidate, RenovoGem, our platform technology, RenovoTAMP, and our RenovoCath delivery system. We have not generated any revenue from operations, and we expect to incur substantial net losses for the foreseeable future as we seek to further develop and commercialize RenovoGem and expand our pipeline of product candidates. Because of the numerous risks and uncertainties associated with developing and commercializing RenovoGem, we are unable to predict the extent of any future losses or when we will attain profitability, if ever. Investors in our common stock must carefully consider the substantial challenges, risks and uncertainties inherent in the attempted development and commercialization of RenovoGem. We may never successfully commercialize RenovoGem, and our business may not be successful.

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

As of June 30, 2022, we had cash, cash equivalents and short-term marketable securities of $10.8 million. Due to our recurring operating losses and the expectation that we will continue to incur net losses in the future, we will be required to raise additional capital to complete the development and commercialization of our product candidates. We have historically financed our operations primarily through private sales of our equity, debt financings and the sale of common stock and warrants in our initial public offering, or IPO. To raise additional capital, we may seek to sell additional equity and/or debt securities, obtain a credit facility or other loan or enter into collaborations, licenses or other similar arrangements, which we may not be able to do on favorable terms, or at all. Our ability to obtain additional financing will be subject to a number of factors, including market conditions, fluctuations in interest rates, our operating performance and investor sentiment. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue the development and/or commercialization of our product candidates, restrict or cease our operations or obtain funds by entering into agreements on unfavorable terms. Failure to obtain additional capital on acceptable terms, or at all, would result in a material and adverse impact on our operations.

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

Our product candidates must satisfy rigorous regulatory standards of safety and efficacy before we can advance or complete their clinical development, or before they can be approved for sale. To satisfy these standards, we must engage in expensive and lengthy preclinical studies and clinical trials, develop acceptable manufacturing processes, and obtain regulatory approval. Despite these efforts, the FDA could delay, limit or deny approval of a product candidate for many reasons, including because the FDA:

●	may not deem our product candidate to be safe and effective;

●	determines that the product candidate does not have an acceptable benefit-risk profile;

●	may not agree that the data collected from preclinical studies and clinical trials are acceptable or sufficient to support the submission of an NDA or other submission or to obtain regulatory approval, and may impose requirements for additional preclinical studies or clinical trials;

●	may determine that adverse events experienced by participants in our clinical trials represent an unacceptable level of risk;

●	may determine that population studied in the clinical trial may not be sufficiently broad or representative to assure safety in the full population for which we seek approval;

●	may disagree regarding the formulation, labeling and/or the specifications;

●	may not approve the manufacturing processes associated with our product candidate or may determine that a manufacturing facility does not have an acceptable compliance status;

●	may conclude there are CMC issues that preclude approval of the NDA;

●	may conclude that the drug substance or drug product manufacturing process is not in a state of control or does not meet cGMP or all the regulatory requirements;

●	may conclude that the medical device manufacturing process for the drug/device combination product candidate is not in a state of control or does not meet all the regulatory requirements;

●	may not be able to timely conduct the necessary pre-approval inspection or devote sufficient resources to NDA review on a timely basis due to the ongoing COVID-19 pandemic;

●	may change approval policies or adopt new regulations; or

●	may not file a submission due to, among other reasons, the content or formatting of the submission.

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

In addition, we may experience numerous unforeseen events during, or as a result of, preclinical studies and the clinical trial process, which could delay or impede our ability to advance the development of, receive regulatory approval for, or commercialize our product candidate, including, but not limited to:

●	communications with the FDA, or similar regulatory authorities in different countries, regarding the scope or design of a trial or trials;

●	regulatory authorities, including an Institutional Review Board (“IRB”) or Ethical Committee (“EC”), not authorizing us to commence or conduct a clinical trial at a prospective trial site;

●	enrollment in our clinical trials being delayed, or proceeding at a slower pace than we expected, because our clinical trial sites have staffing shortages or are unable to recruit/retain qualified staff, or we have difficulty recruiting patients, including as a result of competing clinical trials, or participants dropping out of our clinical trials at a higher rate than we anticipated;

●	our third-party contractors, upon whom we rely for conducting preclinical studies, clinical trials and manufacturing of our trial materials, may fail to comply with regulatory requirements, fail to meet their contractual obligations to us in a timely manner, or terminate their relationship with us;

●	having to suspend or ultimately terminate our clinical trials if participants are being exposed to unacceptable health or safety risks;

●	IRBs, ECs, or regulators requiring that we hold, suspend or terminate our preclinical studies and clinical trials for various reasons, including non-compliance with regulatory requirements or due to the effects of the COVID-19 pandemic, including the effects of recent variants; and

●	the supply or quality of drug material or the supply of our RenovoCath device necessary to conduct our preclinical studies or clinical trials being insufficient, inadequate, or unavailable, especially in light of the supply chain issues caused by the effects of the COVID-19 pandemic.

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

We have limited resources dedicated to designing, conducting, and managing preclinical studies and clinical trials. We intend to rely on third parties, including clinical research organizations, consultants, and principal investigators, to assist us in designing, managing, monitoring and conducting our preclinical studies and clinical trials. We intend to rely on these vendors and individuals to perform many facets of the drug development process, including certain preclinical studies, the recruitment of sites and patients for participation in our clinical trials, maintenance of good relations with the clinical sites, and ensuring that these sites are conducting our trials in compliance with the trial protocol, including safety monitoring and applicable regulations. If these third parties fail to perform satisfactorily, do not adequately fulfill their obligations under the terms of our agreements with them, or terminate their relationship with us, we may not be able to enter into alternative arrangements without undue delay or additional expenditures, and therefore the preclinical studies and clinical trials of our product candidate may be delayed or prove unsuccessful. For example, the investigators we currently use for our clinical trials are not our employees and we cannot control the amount or timing of resources that they devote to our programs. If these investigators fail to devote sufficient time and resources to our clinical trial, fail to enroll patients as rapidly as expected, or otherwise do not perform in a satisfactory manner, we may make elect to close such clinical trial site, which may increase our expenses, require additional attention from our clinical team and delay our clinical trial timeline and regulatory approval. Further, the FDA, or other similar foreign regulatory authorities, may inspect some of the clinical sites participating in our clinical trials in the U.S., or our third-party vendors’ sites, to determine if our clinical trials are being conducted according to good clinical practice, or GCP. If we or the FDA determine that our third-party vendors are not in compliance with, or have not conducted our clinical trials according to, applicable regulations we may be forced to delay, repeat, or terminate such clinical trials. Additionally, certain third parties with whom we engage or may engage for preclinical studies or clinical studies may have to adjust their operations or limit their capacity in light of the effects of the COVID-19 pandemic, including the effects of recent variants.

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

We may experience delays in clinical testing of our product candidates. We do not know whether planned clinical trials will begin on time, will need to be redesigned or will be completed on schedule, if at all, especially in light of the effects of the COVID-19 pandemic, including the effects of recent variants. From time to time, based on our experience with a clinical trial, we may amend the clinical trial protocol to address any issues that we observe as the trial is progressing, including in response to COVID-19 related factors or other factors impacting safety and the data collected, or we may be required to make certain changes in response to issues raised by the FDA, IRB, other regulatory authorities, investigators or clinical sites. Protocol amendments are subject to IRB and regulatory approval before we implement material changes, can result in additional costs, require additional data or participants, and may negatively impact the timelines for the trial. For example, in December 2021, we amended the protocol for our Phase 3 clinical trial to only allow SBRT patients during the induction phase of the study, as we observed a higher drop-out rate for patients on IMRT. As part of this change, we initiated a review of the statistical considerations for the study and in June 2022, submitted a Modified SAP to FDA. We plan to submit a protocol amendment to FDA in the third quarter of 2022 to reflect the changes in the Modified SAP. Under the modified Phase 3 clinical trial protocol and the Modified SAP, we plan to (i) analyze only patients receiving SBRT, consistent with the protocol change made in December 2021, (ii) include a second interim analysis, (iii) change the total number of SBRT patients randomized in the study to 114 (a reduction from the original 200 patients), with a total of 86 deaths from SBRT patients, including all deaths from SBRT patients enrolled in the study before the submission of the Modified SAP, and (iv) repower the study from 90% to 80%, which is commonly used in clinical trials. To date, we have not received any comments or objections from the FDA on the Modified SAP, which we submitted to the FDA in June 2022. We cannot provide assurance that the FDA will not raise any objections or disagree with our Modified SAP or the protocol amendments. We can provide no assurance on the timing of any of our interim analyses or when we will complete our Phase 3 study, if at all, or the outcome of the study. Disclosures of findings from our interim analyses before the completion of the trial may also impact the enrollment or retention of patients in our ongoing clinical trial. The changes in our study protocol may limit the clinical trial sites that can participate in our study, impact enrollment, and delay the completion of the study, any of which can increase the cost of our operations and delay regulatory approval. If FDA objects to our protocol amendments or Modified SAP, we may be required to expand the size of our study, increase the power level, or make other changes that can delay our clinical timelines and regulatory approval. Further, to the extent protocol amendments impact the data needed to support our proposed indication, the indication that is ultimately approved by the FDA or other regulatory authorities may be narrower than the indication initially sought. FDA and other regulatory authorities may also impose other restrictions in our proposed labeling, which could have a material adverse effect on the prospects of our product candidates, if approved, and our business.

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

Our business operations and activities may be directly or indirectly subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act. The product candidates that we are developing are highly regulated, and there can be no assurance that the regulatory environment in which we operate will not change significantly and adversely in the future. If we begin commercializing any products cleared or approved by the FDA in the United States, our exposure under such laws will increase significantly, and our costs associated with compliance with such laws are also likely to increase. Our current and future arrangements with healthcare professionals, clinical investigators, CROs, third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our products for which we obtain marketing approval. In addition, we may be subject to laws of the federal government and state governments in which we conduct our business relating to privacy, data protection and data security with respect to patient information.

As a developer of drug/device combination products and a proprietary drug delivery device, certain federal and state healthcare laws and regulations pertaining to fraud and abuse, false claims, transparency and patients’ privacy rights are and will be applicable to our business. We could be subject to healthcare fraud and abuse laws, transparency and privacy laws of both the federal government and the states in which we conduct our business and private “qui tam” actions brought by individual whistleblowers on behalf of the federal or state governments. The scope and enforcement of each of the laws applicable to our business and products are uncertain and subject to rapid change in the current environment of healthcare reform. The laws include:

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

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws may involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws. If our operations are found to be in violation of any of the laws described above or any governmental regulations that apply to us, we may be subject to greater liabilities, penalties, including civil and criminal penalties, damages, fines, and the curtailment or restructuring of our operations. Any penalties, damages, fines, curtailment or restructuring of our operations could adversely affect our ability to operate our business and our financial results. Although compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, the risks cannot be entirely eliminated. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert management’s attention from the operation of our business.

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

Some of these risks include:

●	our third-party contractors failing to develop an acceptable formulation to support later-stage clinical trials for, or the commercialization of, our product candidates;

●	our contract manufacturers failing to manufacture our product candidates according to their own standards, our specifications or cGMP, QSR or otherwise manufacturing material that we or the FDA may deem to be unsuitable in our clinical trials;

●	our contract manufacturers being unable to increase the scale of, increase the capacity for, or reformulate the form of any of our product candidates. We may experience a shortage in supply, or the cost to manufacture our products may increase to the point where it adversely affects the cost of our product candidates. We cannot assure you that our contract manufacturers will be able to manufacture our product candidates at a suitable scale, or we will be able to find alternative manufacturers acceptable to us that can do so;

●	our contract manufacturers placing a priority on the manufacture of their own products, or other customers’ products;

●	our contract manufacturers failing to perform as agreed, terminating their relationship with us, or not remaining in the contract manufacturing business;

●	our contract manufacturers experiencing the effects of any strikes or other work stoppages; or

●	our contract manufacturers’ plants being closed as a result of regulatory sanctions or a natural disaster.

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

Continuing concerns over U.S. healthcare reform legislation and energy costs, geopolitical issues, fluctuations in inflation rates, market volatility, the availability and cost of credit and government stimulus programs in the U.S. and other countries, including those related to the COVID-19 pandemic, have contributed to increased volatility. If the economic climate deteriorates or is poor, our business, as well as the financial condition of our suppliers and our third-party payors, could be negatively impacted, which could materially adversely affect our business, prospects and financial condition.

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

The COVID-19 pandemic continues to evolve rapidly, including the emergence of new variants, with the status of operations and government restrictions evolving frequently. The extent to which the outbreak impacts our business and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, the continued effectiveness of the vaccines and vaccine boosters, vaccination and infection rates, new travel restrictions or social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Sixth Amended and Restated Certificate of Incorporation of RenovoRx, Inc.	8-K	001-40738	3.1	August 31, 2021
3.2	Amended and Restated Bylaws of RenovoRx, Inc.	10-K	001-40738	3.2	March 30, 2022
10.1*	Consulting Agreement by and between RenovoRx, Inc. and Danforth Advisors, LLC, dated as of April 25, 2022	8-K	001-40738	10.1	July 19, 2022
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (embedded within the Inline XBRL document)	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Interactive Data Files submitted as Exhibit 101)	Filed herewith

*	Indicates management contract or compensatory plan.

†	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RenovoRx, Inc,

Date: August 12, 2022	By:	/s/ Shaun R. Bagai
Shaun R. Bagai
Chief Executive Officer

Date: August 12, 2022	By:	/s/ James M. Ahlers
James M. Ahlers
Chief Financial Officer

