Form 10-Q
period 2022-09-30
RenovoRx, Inc.
filed 2022-11-14
CIK 1574094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2022

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

As of November 08, 2022, the registrant had 9,097,701 shares of common stock, $0.0001 par value per share, outstanding.

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

iii

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

RenovoRx, Inc.

Condensed Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	September 30, 2022	December 31, 2021

Assets
Current assets:
Cash and cash equivalents	$3,093	$15,192
Short-term marketable securities	5,021	-
Prepaid expenses and other current assets	1,136	1,089
Total current assets	9,250	16,281
Leasehold improvements, net	-	6
Total assets	$9,250	$16,287

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$538	$525
Accrued expenses	564	413
Total liabilities	1,102	938
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.0001 par value; 15,000,000 shares authorized as of September 30, 2022 and December 31, 2021, respectively; zero shares issued and outstanding as of September 30, 2022 and December 31, 2021	-	-
Common stock, $0.0001 par value, 250,000,000 shares authorized at September 30, 2022 and December 31, 2021; 9,072,263 and 8,933,989 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	1	1
Additional paid-in capital	37,151	36,632
Accumulated other comprehensive income	13	-
Accumulated deficit	(29,017)	(21,284)
Total stockholders’ equity	8,148	15,349
Total liabilities and stockholders’ equity	$9,250	$16,287

The accompanying notes are an integral part of these condensed interim financial statements.

RenovoRx, Inc.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$846	$767	$3,525	$1,938
General and administrative	1,315	628	4,255	1,377
Total operating expenses	2,161	1,395	7,780	3,315
Loss from operations	(2,161)	(1,395)	(7,780)	(3,315)
Interest income (expense), net	22	(208)	43	(835)
Other income, net	3	170	4	119
(Loss) gain on loan extinguishment	-	(78)	-	62
Total other income (expenses), net	25	(116)	47	(654)
Net loss	(2,136)	(1,511)	(7,733)	(3,969)
Other comprehensive income:
Unrealized gain on marketable securities	17	-	13	-
Comprehensive income	$(2,119)	$(1,511)	$(7,720)	$(3,969)
Net loss per share, basic and diluted	$(0.24)	$(0.27)	$(0.86)	$(1.09)

Weighted-average shares of common stock outstanding, basic and diluted	9,067,509	5,620,135	9,039,308	3,640,988

The accompanying notes are an integral part of these condensed interim financial statements.

RenovoRx, Inc.

Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance—December 31, 2021	-	$-	8,933,989	$1	$36,632	$-	$(21,284)	$15,349
Issuance of common stock upon exercise of stock options	-	-	91,816	-	26	-	-	26
Issuance of restricted stock awards	-	-	3,500	-	14	-	-	14
Stock-based compensation expense	-	-	-	-	154	-	-	154
Net loss	-	-	-	-	-	-	(3,003)	(3,003)
Balance—March 31, 2022	-	-	9,029,305	1	36,826	-	(24,287)	12,540
Issuance of common stock upon exercise of stock options	-	-	37,558	-	9	-	-	9
Stock-based compensation expense	-	-	-	-	169	-	-	169
Other comprehensive loss	-	-	-	-	-	(4)	-	(4)
Net loss	-	-	-	-	-	-	(2,594)	(2,594)
Balance—June 30, 2022	-	-	9,066,863	1	37,004	(4)	(26,881)	10,120
Issuance of common stock upon exercise of stock options	-	-	5,400	-	4	-	-	4
Stock-based compensation expense	-	-	-	-	143	-	-	143
Other comprehensive income	-	-	-	-	-	17	-	17
Net loss	-	-	-	-	-	-	(2,136)	(2,136)
Balance—September 30, 2022	-	$-	9,072,263	$1	$37,151	$13	$(29,017)	$8,148

RenovoRx, Inc.

Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited)

(in thousands, except share amounts

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance—December 31, 2020	3,535,469	$12,451	2,233,139	$1	$303	$-	$(14,960)	$(14,656)
Issuance of common stock upon exercise of stock options	-	-	50,058	-	34	-	-	34
Stock-based compensation expense	-	-	-	-	8	-	-	8
Net loss	-	-	-	-	-	-	(1,148)	(1,148)
Balance—March 31, 2021	3,535,469	12,451	2,283,197	1	345	-	(16,108)	(15,762)
Issuance of common stock upon exercise of stock options	-	-	8,300	-	5	-	-	5
Stock-based compensation expense	-	-	-	-	7	-	-	7
Net loss	-	-	-	-	-	-	(1,310)	(1,310)
Balance—June 30, 2021	3,535,469	12,451	2,291,497	$1	357	-	(17,418)	(17,060)
Conversion of convertible preferred stock to common stock upon initial public offering	(3,535,469)	(12,451)	3,535,469	-	12,451	-	-	12,451
Conversion of convertible notes and accrued interest to units upon initial public offering	-	-	708,820	-	5,279	-	-	5,279
Reclassification of derivative liability upon conversion of convertible notes	-	-	-	-	1,101	-	-	1,101
Proceeds from initial public offering, net of underwriters’ commissions, discounts and issuance costs of $2,090	-	-	1,850,000	-	14,561	-	-	14,561
Issuance of common stock upon exercise of warrants issued upon initial public offering	-	-	247,700	-	2,675	-	-	2,675
Reverse stock split adjustment	-	-	90	-	-	-	-	-
Issuance of common stock upon exercise of stock options	-	-	274,574	-	51	-	-	51
Stock-based compensation expense	-	-	-	-	6	-	-	6
Net loss	-	-	-	-	-	-	(1,511)	(1,511)
Balance—September 30, 2021	-	$-	8,908,150	$1	$36,481	$-	$(18,929)	$17,553

The accompanying notes are an integral part of these condensed interim financial statements.

RenovoRx, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2022	2021
Operating activities:
Net loss	$(7,733)	$(3,969)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	480	21
Amortization on leasehold improvement	6	5
Loss on change in fair value of derivative liability	-	(118)
Gain on loan extinguishment from PPP loan	-	(140)
Loss on loan extinguishment from convertible notes	-	78
Amortization of debt discount and issuance costs	-	697
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(47)	(324)
Accounts payable	13	(29)
Accrued expenses	151	421
Net cash used in operating activities	(7,130)	(3,358)

Investing activities:
Purchases of marketable securities	(8,000)	-
Proceeds from maturities of marketable securities	2,992	-
Expenditure for leasehold improvements	-	(15)
Net cash used in investing activities	(5,008)	(15)

Financing activities:
Net proceeds from issuance of common stock upon initial public offering	-	14,561
Proceeds from exercise of warrants	-	2,675
Proceeds from convertible notes	-	1,977
Proceeds from exercise of stock options	39	90
Net cash provided by financing activities	39	19,303
(Decrease) increase in cash and cash equivalents	(12,099)	15,930
Cash and cash equivalents, beginning of period	15,192	1,795
Cash and cash equivalents, end of period	$3,093	$17,725
Supplemental disclosure of non-cash investing and financing activities:
Derivative liability	$-	$738
Conversion of convertible preferred stock upon initial public offering	$-	$12,451
Conversion of convertible notes upon initial public offering	$-	$5,279

The accompanying notes are an integral part of these condensed interim financial statements.

RenovoRx, Inc.

Notes to the Unaudited Condensed Interim Financial Statements

1. Business and Principal Activities

Description of Business

RenovoRx, Inc. (the “Company”) was incorporated in the state of Delaware in December 2012 and operates from its headquarters in Los Altos, California. The Company is a clinical-stage biopharmaceutical company focused on developing therapies for the local treatment of solid tumors and conducting a Phase III pancreatic cancer clinical trial for its lead product candidate RenovoGem™. The Company’s therapy platform, RenovoRx Trans-Arterial Micro-Perfusion, or RenovoTAMP®, utilizes approved chemotherapeutics with validated mechanisms of action and well-established safety and side effect profiles, with the goal of increasing their efficacy, improving their safety, and widening their therapeutic window.

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

Liquidity and Capital Resources

From the Company’s inception through September 30, 2022, it has raised an aggregate of $35.0 million from private placements of convertible preferred stock, convertible debt securities, the issuance of securities in the IPO, and the exercise of warrants and common stock options. As of September 30, 2022, the Company had cash and cash equivalents and short-term marketable securities of $8.1 million.

The Company has incurred significant losses and negative cash flows from operations since its inception. For the nine months ended September 30, 2022, the Company reported a net loss of $7.7 million and an accumulated deficit of $29.0 million and does not expect to generate positive cash flows from operations in the foreseeable future. The Company expects to incur significant and increasing losses until regulatory approval is granted for its first product candidate, RenovoGem™. Regulatory approval is not guaranteed and may never be obtained. The Company believes it will be able to raise additional capital through debt financings, private or public equity financings, license agreements, collaborative agreements or other arrangements with other companies, or other sources of financing. There can be no assurance that such financing will be available or will be at terms acceptable to the Company. The inability to raise capital as and when needed would have a negative impact on the Company’s liquidity, financial condition and its ability to pursue its business strategy. The Company will need to generate significant revenue to achieve profitability, and it may never do so.

The Company has filed an omnibus shelf registration statement on Form S-3 that provides for the aggregate offerings of up to $50.0 million of the Company’s securities subject to various limitations, including limited sales in any twelve-month period while the Company is subject to the “baby-shelf” rules. The Company has also filed a registration statement on Form S-1 to register the cash exercise of the Company’s outstanding IPO, underwriter and private warrants. Cash exercise of the outstanding warrants is only expected to occur when the trading price of the Company’s common stock is in excess of the $10.80 per share exercise price of the outstanding warrants

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and has reviewed the relevant conditions and events surrounding its ability to continue as a going concern including among others: historical losses, projected future results, negative cash flows from operations, including the effects of the ongoing novel coronavirus (“COVID-19”) pandemic, cash requirements for the upcoming year, funding capacity, net working capital, total stockholders’ equity and future access to capital. Based upon this review and the Company’s current financial condition, the Company has concluded that substantial doubt exists as to the Company’s ability to continue as a going concern.

2. Summary of Significant Accounting Policies

Basis of Presentation and Unaudited Condensed Interim Financial Information

The accompanying unaudited condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the SEC for interim reporting. As permitted under those rules and regulations, certain footnotes or other financial information normally included in unaudited condensed interim financial statements prepared in accordance with GAAP have been condensed or omitted. The unaudited condensed interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal, recurring adjustments that are necessary to present fairly the Company’s results for the interim periods presented. The condensed balance sheet as of December 31, 2021, is derived from the Company’s audited financial statements. The results of operations for the nine months ended September 30, 2022, are not necessarily indicative of the results to be expected for the year ending December 31, 2022, or for any other future annual or interim period.

The accompanying unaudited condensed interim financial statements should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2021, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 30, 2022.

Summary of Significant Accounting Policies

There have been no material changes to the significant accounting policies during the nine months ended September 30, 2022 from those previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Short-Term Marketable Securities

The Company purchased short-term marketable securities during the second quarter of 2022.

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

Recent Accounting Pronouncement

There were no new accounting pronouncements issued or adopted since the issuance of the Company’s 2021 Annual Report on Form 10-K that had, or are expected to have, a material impact to its unaudited condensed balance sheets, unaudited condensed statement of operations or unaudited condensed statement of cash flows.

3. Fair Value Measurements

As of September 30, 2022 and December 31, 2021, the Company held $2.8 million and $15.0 million, respectively, in a money market account.

The following tables summarize the Company’s financial assets and liabilities, measured at fair value on a recurring basis by level within the fair value hierarchy, as of September 30, 2022 and December 31, 2021 (in thousands):

	Fair Value Measurements at September 30, 2022 using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$2,799	$-	$-	$2,799
Available-for-sale securities:
U.S. Treasury bills	5,021	-	-	5,021
	$7,820	$-	$-	$7,820

	Fair Value Measurements at December 31, 2021 using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$14,997	$-	$-	$14,997
	$14,997	$-	$-	$14,997

There were no transfers between Level 1, Level 2 or Level 3 during the periods presented. The Company had no other financial assets or liabilities that were required to be measured at fair value on a recurring basis.

4. Short-Term Marketable Securities

The tables summarize the Company’s short-term marketable securities as of September 30, 2022. There were no short-term marketable securities as of December 31, 2021 (in thousands):

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury bills	$5,008	$13	$-	$5,021
	$5,008	$13	$-	$5,021

5. Accrued Expenses

The components of accrued expenses as of September 30, 2022 and December 31, 2021 are as follows (in thousands):

	September 30, 2022	December 31, 2021
Clinical trial	$226	$358
Employee benefits	269	33
Other	69	22
Total accrued expenses	$564	$413

6. Commitments and Contingencies

Legal Proceedings

From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business.

The Company was not subject to any material legal proceedings during the nine months ended September 30, 2022 and no material legal proceedings are subsequently outstanding or pending.

Guarantees and Indemnification

In the ordinary course of business, the Company enters into agreements that may include indemnification provisions. As permitted under Delaware law and in accordance with its bylaws, the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. The Company is also party to indemnification agreements with its officers and directors. In some cases, the indemnification will continue after the termination of the agreement. The maximum potential amount of future payments that the Company could be required to make under these provisions is not determinable. The Company has never incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. The Company is not currently aware of any indemnification claims. Accordingly, the Company has not recorded any liabilities for these indemnification rights and agreements as of September 30, 2022.

Operating Leases

The Company leases its headquarters in Los Altos, California under a month-to-month operating lease agreement. Rent expense was $18,000 and $18,000 for the three months ended September 30, 2022 and 2021, respectively. Rent expense was $54,000 and $42,000 for the nine months ended September 30, 2022 and 2021, respectively.

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

A summary of the stock option activity for the nine months ended September 30, 2022 is as follows:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	926,379	$2.08	6.47	$2,856
Granted	494,031	$2.65	-	$-
Exercised	(134,774)	$0.30	-	$-
Forfeited	(86,328)	$2.94	-	$-
Expired	-	$-	-	$-
Outstanding as of September 30, 2022	1,199,308	$2.46	7.46	$717
Exercisable as of September 30, 2022	640,898	$1.60	5.57	$712
Vested and expected to vest as of September 30, 2022	1,199,308	$2.46	7.46	$717

As of September 30, 2022, there was $0.7 million of unrecognized stock-based compensation expense related to options granted but not yet amortized, which will be recognized over a weighted-average period of approximately 3.42 years.

For the nine months ended September 30, 2022 and 2021, the Company utilized the Black-Scholes option-pricing model for estimating the fair value of the stock option granted. The Company estimated the fair value of each option grant on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Nine Months Ended September 30,
	2022	2021
Expected Volatility	101.23%	41.66% – 42.13%
Expected term (years)	6.02	6.44
Risk-free interest rate	3.04%	0.62% – 1.00%
Dividend rate	–%	–%

During the three months ended September 30, 2022, and 2021, the Company recognized $143,000 and $6,000, respectively, in stock-based compensation expense from stock option grants and restricted stock awards. During the nine months ended September 30, 2022, and 2021, the Company recognized $480,000 and $21,000, respectively, in stock-based compensation expense from stock option grants and restricted stock awards. The compensation expense is allocated on a departmental basis, based on the classification of the option holder. No income tax benefits have been recognized in the condensed statements of operations and comprehensive loss for stock-based compensation arrangements.

The following table summarizes the components of stock-based compensation expense recognized in the Company’s Condensed Statements of Operations and Comprehensive Loss during the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Research and development	$27	$2	$109	$5
General and administrative	116	4	371	16
Total stock-based compensation expense	$143	$6	$480	$21

Common Stock Warrants

In August 2021, in connection with the IPO, the Company issued warrants to purchase 3,035,195 shares of the Company’s common stock. Warrants to purchase 198,875 shares of the Company’s common stock expire on August 25, 2026 and warrants to purchase 2,588,120 shares of the Company’s common stock expire on August 31, 2026.

The following is a summary of the common stock warrant activity during the nine months ended September 30, 2022.

	Shares Issuable Upon Exercise of Outstanding Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value (In thousands)
Outstanding as of December 31, 2021	2,786,995	$10.80	4.67	$30,100
Issued	-	$-	-	$-
Exercised	-	$-	-	$-
Expired	-	$-	-	$-
Outstanding as of September 30, 2022	2,786,995	$10.80	3.92	$30,100

8. Income Taxes

The Company had no income tax expense for the three and nine months ended September 30, 2022 and 2021. During the three and nine months ended September 30, 2022 and 2021, the Company had a net operating loss (“NOL”) for each period that generated deferred tax assets for NOL carryforwards. Deferred income tax assets and liabilities are recognized for temporary differences between the financial statements and income tax carrying values using tax rates in effect for the years such differences are expected to reverse. Due to uncertainties surrounding our ability to generate future taxable income and consequently realize such deferred income tax assets, the Company has determined that it is more likely than not that these deferred tax assets will not be realized. Accordingly, the Company has established a full valuation allowance against its deferred tax assets as of September 30, 2022.

The Company’s policy is to recognize any interest and penalties related to unrecognized tax benefits as a component of income tax expense. For the three and nine months ended September 30, 2022 and 2021, the Company had no accrued interest or penalties related to uncertain tax positions.

9. Net Loss Per Share

Basic and diluted net loss per common share was calculated as follows (in thousands except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(2,136)	$(1,511)	$(7,733)	$(3,969)

Denominator:
Weighted average shares used in computing net loss per share – basic and diluted	9,067,509	5,620,135	9,039,308	3,640,988
Net loss per share – basic and diluted	$(0.24)	$(0.27)	$(0.86)	$(1.09)

For the three and nine months ended September 30, 2022 and 2021, the Company had a net loss and as such, all potentially dilutive securities were excluded from the calculation of diluted net loss per share as the inclusion would be anti-dilutive.

Potentially dilutive securities not included in the computation of diluted net loss per share are as follows (in common stock equivalent shares):

	As of September 30,
	2022	2021
Options to purchase common stock	484,518	878,895
Total	484,518	878,895

10. Related Party Transactions

In January 2018, the Company entered into a consulting agreement with one of the Company’s co-founders, Dr. Ramtin Agah, pursuant to which Dr. Agah provides consulting services as the Company’s Chief Medical Officer by overseeing Company-sponsored clinical trials. The agreement, which was amended on September 1, 2019, and November 11, 2021, respectively, continues in force for as long as Dr. Agah is providing consulting services and may be terminated by either party on 30 days’ notice. Dr. Agah was awarded (i) options to purchase 60,000 shares of the Company’s common stock in May 2017, which have vested, (ii) options to purchase 40,000 shares of the Company’s common stock in July 2018, which have vested, (iii) options to purchase 20,000 shares of the Company’s common stock in June 2021, which vest ratably over 24 months from the vesting commencement date of May 14, 2021, (iv) options to purchase 52,203 shares of the Company’s common stock in September 2021, which vest ratably over 48 months from the vesting commencement date of August 26, 2021, and (v) options to purchase 21,398 shares of the Company’s common stock in March 2022, which vest ratably over 48 months from the vesting commencement date of August 26, 2021. In December 2018, Dr. Agah’s agreement was amended to provide that he would receive cash compensation of $4,000 per month for certain proctoring services, and in September 2019, his compensation was increased to $10,000 per month to compensate for additional services he was providing. In November 2021, we entered into a third amendment to the consulting agreement with Dr. Agah which provides for a monthly consulting fee of $21,667.67, based on Dr. Agah spending no less than 24 hours per week on Company matters. Dr. Agah’s monthly consulting fee was increased to $24,083.33, effective January 1, 2022. The Company may, in its discretion, proportionally adjust the monthly consulting fee if Dr. Agah’s time commitment decreases. The amendment also provides for Dr. Agah’s eligibility for an annual target cash incentive bonus equal to 35% of his annualized base consulting fee. In November 2021, we entered into a Change in Control and Severance Agreement with Dr. Agah. Consulting fees paid to Dr. Agah for the three months ending September 30, 2022 and 2021, were $72,000 and $42,000, respectively. Consulting fees paid to Dr. Agah for the nine months ending September 30, 2022 and 2021, were $217,000 and $102,000, respectively.

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

We are currently conducting a Phase III registrational trial for our lead product candidate RenovoGem™. Our therapy platform, RenovoRx Trans-Arterial Micro-Perfusion, or RenovoTAMP™®, utilizes approved chemotherapeutics with validated mechanisms of action and well-established safety and side effect profiles, with the goal of increasing their efficacy, improving their safety, and widening their therapeutic window by combining such chemotherapeutics with our proprietary drug delivery system. RenovoTAMP combines our patented Food and Drug Administration, (“FDA”) cleared delivery system, RenovoCath®, with small molecule chemotherapeutic agents that can be forced across the vessel wall using pressure, targeting these anti-cancer drugs locally to the solid tumors. While we anticipate investigating other chemotherapeutic agents for intra-arterial delivery via RenovoTAMP, our clinical work to date has focused on gemcitabine, which is a generic small molecule drug. Our first product candidate, RenovoGem, is a drug/device combination consisting of intra-arterial gemcitabine and RenovoCath. FDA has determined that RenovoGem will be regulated as, and if approved we expect will be reimbursed as, a new oncology drug product. We have secured FDA Orphan Drug Designation for RenovoGem in two indications: pancreatic cancer and cholangiocarcinoma (bile duct cancer, or CCA). We have completed our RR1 Phase I/II and RR2 observational registry studies, with 20 and 25 patients respectively, in locally advanced pancreatic cancer, or LAPC. These studies demonstrated a median overall survival of 27.9 months from diagnosis in patients pre-treated with radiation followed by treatment with RenovoGem. Based on previous large randomized clinical trials, the expected survival of LAPC patients is 12 - 15 months in patients receiving only intravenous (IV) systemic chemotherapy or IV chemotherapy plus radiation (which are both considered standard of care). Unlike the randomized trials that established these standard-of-care results, our RR1 and RR2 clinical trials did not prospectively control the standard of care therapy received prior to administration of RenovoGem. Based on an FDA safety review of our Phase I/II study, FDA allowed us to proceed to evaluate RenovoGem within our Phase III registrational clinical trial.

As previously disclosed, in December 2021 we amended the protocol for this clinical trial to only allow for stereotactic body radiation therapy (SBRT) during the induction phase of the study (prior to randomization). We had previously permitted both SBRT and intensity-modulated radiation therapy (IMRT). Patients receiving IMRT must complete 25 radiation treatments in combination with oral chemotherapy during the induction phase of the study, which takes between 35 and 56 days to complete. In comparison, patients receiving SBRT during the induction phase are only required to complete 5 treatments, over 5 consecutive days, and do not receive oral chemotherapy. The decision to modify the study population was based on the observation in the Phase III TIGeR-PaC study that IMRT patients had a higher dropout rate during the induction phase of the study due to the high frequency of hospital visits and side effects from the required concurrent chemotherapy. As part of the pre-randomization, induction phase change made to the protocol, we initiated a review of the statistical considerations for the study and in June 2022, submitted a modified Statistical Analysis Plan (the “Modified SAP”) to FDA. As part of the Modified SAP, we now plan to (i) analyze only patients receiving SBRT, consistent with the protocol change made in December 2021, (ii) include a second interim analysis, (iii) change the total number of SBRT patients randomized in the study to 114 (a reduction from the original 200 patients) with a total of 86 deaths from SBRT patients, including all deaths from SBRT patients enrolled in the study before the submission of the Modified SAP, and (iv) repower the study from 90% to 80%, which is commonly used in clinical trials. We believe these changes will shorten the timeframe needed to complete the study and also significantly decrease our costs. We have not discussed the protocol amendment or the Modified SAP with the FDA, and we cannot provide any assurance that the FDA will agree with these modifications. The first planned interim analysis is triggered when 30%, or 26 of 86, of the total number of deaths have occurred, and the second interim analysis at 60%, or 52 of 86, of the total number of deaths have occurred. Given that the timing of the interim analysis is predicated on a specific number of deaths, it is difficult to predict the exact timing of the interim analysis or when we will be able to complete the study. As of November 14, 2022, the Phase III TIGeR-PaC trial has randomized 37 SBRT patients out of 114 total needed under the Modified SAP. At this rate, we anticipate that all patients will be enrolled and randomized in 2024, with the final study readout in 2025. We plan to submit a protocol amendment to FDA in the fourth quarter of 2022 to reflect the changes in the Modified SAP.

We are also planning to evaluate RenovoGem in a second indication in a Phase II/III trial in extrahepatic (or outside the liver) cholangiocarcinoma (or eCCA), cancer that occurs in the bile ducts that lead out of the liver and join with the gallbladder. After significant input from key opinion leaders across the spectrum of relevant medical specialties and feedback from the FDA, we submitted the protocol for a Phase II/III eCCA clinical trial to FDA. If FDA does not object to our study protocol, we anticipate launching the eCCA trial and enrolling the first patient in the fourth quarter of 2022 or the first quarter of 2023. In addition, we may evaluate RenovoGem in other indications, potentially including locally advanced lung cancer, locally advanced uterine tumors, and glioblastoma (an aggressive type of cancer that can occur in the brain or spinal cord). To date, we are focused on developing drug/device candidates with gemcitabine, but in the future, we may develop other product candidates with other chemotherapeutic agents for intra-arterial delivery via our RenovoTAMP therapy platform.

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

We have incurred significant operating losses and generated negative cash flows from operations since our inception. As of September 30, 2022, we had cash and cash equivalents and short-term marketable securities of $8.1 million. For the three and nine months ended September 30, 2022, we reported net losses of $2.1 million and $7.7 million, respectively. As of September 30, 2022, we had an accumulated deficit of $29.0 million. We expect to continue to incur significant expenses, increasing operating losses and negative cash flows from operations in 2022 and for the foreseeable future. We do not expect to generate revenues from product sales unless and until we successfully complete development and obtain regulatory approval for one or more product candidates. We expect that our expenses will increase substantially in connection with our ongoing research and development activities, particularly as we:

●	Advance clinical development of RenovoGem and our platform technology by continuing to enroll patients in our ongoing Phase III TIGeR-PaC clinical trial, expanding the number of clinical trials including our planned clinical trial in eCCA, and advancing RenovoGem through preclinical and clinical development in additional indications;

●	Hire additional research, development, engineering, and general and administrative personnel;

●	Maintain, expand, enforce, defend, and protect our intellectual property portfolio; and

●	Expand our operational, financial and management systems and increase personnel, including personnel to support our clinical development, manufacturing and commercialization efforts and our operations as a public company.

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

As a result, we will need significant additional funding to support our continuing operations. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through equity issuances, debt financings and collaborations, licenses or other similar arrangements. We currently have no credit facility or committed sources of capital. To the extent that we raise additional capital through the future sale of equity or debt, the ownership interests of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds through the issuance of debt securities, these securities could contain covenants that would restrict our operations. We may require additional capital beyond our currently anticipated amounts and additional capital may not be available on reasonable terms, or at all. If we raise additional funds through collaboration arrangements or other strategic transactions in the future, we may have to relinquish valuable rights to our technologies or future revenue streams or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financing when needed, we may be required to delay, limit, reduce or terminate development or future commercialization efforts.

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

Operating Expenses

Research and Development

Research and development expenses consist of costs related to the research and development of our platform technology. Clinical trial costs are a significant component of research and development expenses and include costs associated with third-party contractors and consultants. We outsource a substantial portion of our clinical trial activities, utilizing the service of third-party clinical trial sites and contract research organizations to assist us with the execution of our clinical trials. In addition, we have FDA 510(k) clearance for the RenovoCath delivery device, which comprises part of the RenovoGem product. Accordingly, we are able to charge our clinical trial sites for the RenovoCath delivery device. To date, payments from clinical trial sites in consideration for RenovoCath delivery devices have been adequate to cover our direct manufacturing costs. Any payments we receive from clinical trial sites as consideration for use of RenovoCath delivery devices offset our research and development expenses. We expect our research and development expenses to increase for the foreseeable future as we continue the development of our product candidates and enroll subjects in our ongoing Phase III clinical trial, initiate new clinical trials and pursue regulatory approval of our product candidates. It is difficult to predict with any certainty the duration and costs of completing our current or future clinical trials of our product candidates or if, when or to what extent we will achieve regulatory approval and generate revenue from the commercialization and sale of our product candidates. The duration, costs and timing of clinical trials and other development of our product candidates will depend on a variety of factors, including uncertainties in clinical trial enrollment, timing and extent of future clinical trials, development of new product candidates and significant and changing government regulation. We may never succeed in achieving regulatory approval for any of our product candidates.

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

Due to the ongoing impact of the COVID-19 pandemic and work-from-home policies and other operational limitations mandated by federal, state, and local governments as a result of the pandemic, certain of our research and development activities have been delayed and may be further delayed until we and our vendors return to pre-pandemic capacity.

General and Administrative

General and administrative expenses consist of salaries, benefits, and stock-based compensation for personnel in executive, finance and administrative functions, professional services and associated costs related to accounting, tax, audit, legal, intellectual property and other matters, consulting costs, conferences, travel and allocated expenses for rent, insurance and other general overhead costs. We expect to continue to incur additional expenses as a result of operating as a public company, including costs to comply with the rules and regulations of the Securities and Exchange Commission, or SEC, and Nasdaq listing standards and increased expenses in the areas of insurance, professional services and investor relations. As a result, we expect our general and administrative expenses to increase in the foreseeable future. General and administrative expenses are expensed as incurred.

Other Income (Expenses), Net

Interest Income (Expense) Net

Interest income, net during the three and nine months ended September 30, 2022, relates to interest earned from cash deposited in our money market account and our available-for-sale securities.

Interest expense, net during the three and nine months ended September 30, 2021 consisted of charges relating to the amortization of the debt discount and debt issuance costs as well as interest on amounts outstanding on our 2020 and 2021 Convertible Notes.

Other Income (Expense), Net

Other expense, net during the three and nine months ended September 30, 2021, represents the mark-to-market adjustment on the derivative liability resulting from the 2020 and 2021 Convertible Notes. Upon the completion of our IPO in August 2021, the 2020 and 2021 Convertible Notes were converted into units consisting of (a) one share of common stock and (b) one five-year warrant to purchase one share of common stock at an exercise price equal to $10.80 per share.

Gain on Loan Extinguishment

The gain on loan extinguishment during the nine months ended September 30, 2021 represents the loan extinguishment from the forgiveness and cancellation of our loan pursuant to the Paycheck Protection Program (“PPP”) as well as the loss from the conversion and settlement of our 2020 and 2021 Convertible Notes.

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

Results of Operations

The following table summarizes the significant components of our results of operations for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Statements of Operations Data:
Operating expenses:
Research and development	$846	$767	$3,525	$1,938
General and administrative	1,315	628	4,255	1,377
Total operating expenses	2,161	1,395	7,780	3,315
Loss from operations	(2,161)	(1,395)	(7,780)	(3,315)
Other income (expense), net
Interest income (expense), net	22	(208)	43	(835)
Other income (expense), net	3	170	4	119
(Loss) gain on loan extinguishment	-	(78)	-	62
Total other income (expense), net	25	(116)	47	(654)
Net loss	$(2,136)	$(1,511)	$(7,733)	$(3,969)

Comparison of the Three Months Ended September 30, 2022 and 2021

The following table summarizes the significant components of our results of operations for the periods presented (in thousands, except percentages):

	Three Months Ended September 30,		Increase / (Decrease)
	2022	2021	$	%
	(unaudited)
Operating expenses:
Research and development	$846	$767	$79	10%
General and administrative	1,315	628	687	109%
Total operating expenses	2,216	1,395	766	55%
Loss from operations	(2,216)	(1,395)	(766)	(55)%
Other income (expense), net
Interest income (expense), net	22	(208)	230	111%
Other income (expense), net	3	170	(167)	(98)%
Loss on loan extinguishment	-	(78)	78	100%
Total other income (expense), net	25	(116)	141	122%
Net loss	$(2,136)	$(1,511)	$(625)	(41)%

Research and Development

Research and development expenses were $0.8 million for the three months ended September 30, 2022 and 2021, respectively. Clinical consulting to support the ongoing Phase III trial increased $0.2 million which was offset by a decrease in our Phase III trial costs of $0.4 million primarily due to scaling down the European Phase III trial. Preclinical research and development and regulatory expenses increased by $0.2 million for the three months ended September 30, 2022, compared to the prior year quarter, and represent costs associated with establishing a secondary manufacturer for RenovoCath delivery devices of $0.1 million, and regulatory and quality assurance consulting expense of $0.1 million. Payments received from clinical trial sites for the use of the RenovoCath devices have been adequate to cover our direct costs of manufacturing the delivery devices and offset research and development expenses. Allocated general and administrative support costs for personnel, facility and office supply costs increased by $0.1 million compared to the prior year quarter. We expect research and development expenses to increase during the year.

General and Administrative

General and administrative expenses were $1.3 million for the three months ended September 30, 2022, an increase of $0.7 million, compared to $0.6 million for the prior year quarter. This increase was due to higher employee and related benefits costs of $0.2 million, an increase in legal fees of $0.1 million, reflecting the increased costs of public company compliance requirements, and a $0.2 million increase in professional and consulting services expenses relating to post-IPO support, in each case, as compared to the prior year quarter. The increase also includes directors and officers liability insurance expense of $0.2 million, partially offset by an increase of $0.1 million in the allocation of general and administrative expenses to research and development. We expect general and administrative expenses to increase during the fiscal year as we continue to grow.

Interest Income (Expense), Net

Interest income for the three months ended September 30, 2022, was $22,000, compared to $0.2 million expense in the prior year quarter. The decrease in interest expense is due to the conversion of the 2020 and 2021 Convertible Notes into common shares in connection with the IPO. We do not expect to incur additional interest expenses this year.

Other Income (Expense), Net

Other income (expense), net for the three months ended September 30, 2022, was $3,000, compared to $0.2 million income in the prior year quarter. The decrease in other income primarily represents the mark-to-market adjustment on the derivative liability resulting from the conversion of the 2020 and 2021 Convertible Notes into common shares in connection with the IPO in August 2021.

Loss on Loan Extinguishment

The loss on loan extinguishment, represents the unamortized debt discount on our 2020 and 2021 Convertible Notes, of $78,000 during the three months ended September 30, 2021 resulted from the conversion of the 2020 and 2021 Convertible Notes upon the completion of our IPO in August 2021.

Comparison of the Nine Months Ended September 30, 2022 and 2021

The following table summarizes the significant components of our results of operations for the periods presented (in thousands, except percentages):

	Nine Months Ended September 30,		Increase / (Decrease)
	2022	2021	$	%
	(unaudited)
Operating expenses:
Research and development	$3,525	$1,938	$1,587	82%
General and administrative	4,255	1,377	2,878	209%
Total operating expenses	7,780	3,315	4,465	135%
Loss from operations	(7,780)	(3,315)	(4,465)	(135)%
Other income (expense), net
Interest income (expense), net	43	(835)	878	105%
Other income (expense), net	4	119	(115)	(97)%
Gain on loan extinguishment	-	62	(62)	(100)%
Total other expense, net	47	(654)	701	107%
Net loss	$(7,733)	$(3,969)	$(3,764)	(95)%

Research and Development

Research and development expenses were $3.5 million for the nine months ended September 30, 2022, an increase of $1.6 million, compared to $1.9 million for the prior year period. This increase was primarily due to clinical consulting to support the ongoing Phase III trial of $0.7 million and employee and related benefits of $0.1 million, offset by a decrease in clinical development expenses of $0.5 million due to a lower patient enrollment during 2022 and the scaling down of our European Phase III trial. Preclinical research and development and regulatory expenses increased by $0.8 million for the nine months ended September 30, 2022, compared to the prior year period, and represent costs associated with establishing a secondary manufacturer for RenovoCath delivery devices of $0.4 million, contracted research and supplies expense of $0.3 million and marketing and trade shows of $0.1 million. Payments for use of RenovoCath delivery devices were $0.1 million for the nine months ended September 30, 2022, which represent the cash payment made by clinical trial sites for the devices used in the Phase III clinical trial, decreased by $0.1 million during 2022. To date, payments received from clinical trial sites for the devices have been adequate to cover our direct costs of manufacturing the RenovoCath delivery devices and offset research and development expenses. Allocated general and administrative support costs for personnel, facility and office supply costs increased by $0.3 million, compared to the prior year period. We expect research and development expenses to increase during the year.

General and Administrative

General and administrative expenses were $4.3 million for the nine months ended September 30, 2022, an increase of $2.9 million, compared to $1.4 million for the prior year period. This increase was due to higher employee and related benefits costs of $0.7 million, an increase in legal fees of $0.3 million, reflecting the increased costs of public company compliance requirements, and a $1.1 million increase in professional and consulting services expenses relating to post-IPO support as compared to the prior year period. The increase also includes directors and officers liability insurance expense of $0.9 million and $0.2 million in Delaware franchise tax expense, partially offset by an increase of $0.3 million in the allocation of general and administrative expenses to research and development. We expect general and administrative expenses to increase during the fiscal year.

Interest Income (Expense), Net

Interest income for the nine months ended September 30, 2022, was $43,000 compared to $0.8 million in expense the prior year period. The decrease in interest expense is due to the conversion of the 2021 Convertible Notes into common shares in connection with the IPO. We do not expect to incur additional interest expenses this year.

Other Income (Expense), Net

Other income, net for the nine months ended September 30, 2021 was $0.1 million and represents the mark-to-market adjustment on the derivative liabilities resulting from the 2020 and 2021 Convertible Notes.

Gain on Loan Extinguishment

The gain on loan extinguishment for the nine months ended September 30, 2022 was nil compared to $62,000 in the prior year period and represented the forgiveness and cancelation of our PPP loan of $140,000 offset by the loss on the automatic conversion of the 2020 and 2021 Convertible Notes upon completion of our IPO in August 2021. We do not expect to incur any loan extinguishment costs this year.

Liquidity and Capital Resources

For the three and nine months ended September 30, 2022, we incurred a net loss of $2.1 million and $7.7 million, respectively. As of September 30, 2022, we had an accumulated deficit of $29.0 million. We expect to incur additional losses and increase operating expenses in future periods. Since our inception, our primary sources of liquidity have been the sale and issuance of convertible preferred stock, convertible notes and common stock, including in our IPO, and from the exercise of warrants.

As of September 30, 2022 and December 31, 2021, we had $8.1 million and $15.2 million in cash and cash equivalents and short-term marketable securities, respectively. During the nine months ended September 30, 2022, we used $7.1 million of cash in operations. Our primary requirements for liquidity have been to fund our clinical trial activity and general corporate and working capital needs. In August 2021, we completed our IPO and received aggregate gross proceeds of $16.7 million. We paid underwriting discounts and commissions of $1.3 million, and we also incurred expenses of $0.8 million in connection with the offering. As a result, the net offering proceeds to us, after deducting underwriting discounts and commissions and offering expenses, were $14.6 million. In February 2021, we received notification and confirmation from Silicon Valley Bank that our PPP loan of $140,000 was forgiven in its entirety and automatically cancelled by the U.S. Small Business Administration.

Based on our operating plans, we do not expect that our current cash and cash equivalents as of November 14, 2022, will be sufficient to fund our operating, investing and financing cash flow needs for at least the next twelve months, assuming our programs advance as currently contemplated. Based upon this review and the Company’s current financial condition, the Company has concluded that substantial doubt exists as to the Company’s ability to continue as a going concern. We believe we will be able to raise additional capital through debt financing, private or public equity financings, license agreements, collaborative agreements or other arrangements with other companies, or other sources of financing. There can be no assurance that such financing will be available or will be at terms acceptable to us. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our clinical trials or other operations. If any of these events occur, our ability to achieve our operational goals would be adversely affected. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described in the section titled “Risk Factors.” Depending on the severity and direct impact of these factors on us, we may be unable to secure additional financing to meet our operating requirements on commercially acceptable terms favorable to us, or at all.

The Company has filed an omnibus shelf registration statement on Form S-3 that provides for the aggregate offerings of up to $50.0 million of the Company’s securities subject to various limitations, including limited sales in any twelve-month period while the Company is subject to the “baby-shelf” rules. The Company has also filed a registration statement on Form S-1 to register the cash exercise of the Company’s outstanding IPO, underwriter and private warrants. Cash exercise of the outstanding warrants is only expected to occur when the trading price of the Company’s common stock is in excess of the $10.80 per share exercise price of the outstanding warrants.

Sources of Liquidity

Since our inception, we have not generated any revenue from product sales, and we have incurred significant operating losses and negative cash flows from our operations. We do not have any products that have achieved regulatory marketing approval and we do not expect to generate revenue from sales of any product candidates for several years, if ever.

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

Cash Flows

Our primary uses of cash are to fund our operations including research and development and general and administrative expenses. We will continue to incur operating losses in the future and expect that our research and development and general and administrative expenses will continue to increase as we continue our research and development efforts with respect to clinical development of our product candidates, further develop our therapy platform and ensure that we are complying with the requirements of being a public company. The cash used to fund operating expenses is impacted by the timing of when we pay expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

The following table summarizes our cash flows for the period indicated (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash provided by (used in):
Operating activities	$(7,130)	$(3,358)
Investing activities	(5,008)	(15)
Financing activities	39	19,303
Decrease in cash and cash equivalents	$(12,099)	$(15,930)

Net Cash Used in Operating Activities

Cash used in operating activities for the nine months ended September 30, 2022 reflected a net loss of $7.7 million and a net change in our operating assets and liabilities of $0.1 million, offset by non-cash charges of $0.5 million, consisting primarily of stock-based compensation expense. Cash used in operating activities for the nine months ended September 30, 2021 reflected a net loss of $4.0 million and a net change in our operating assets and liabilities of $0.1 million, offset by non-cash charges of $0.5 million consisting primarily of amortization of a debt discount and gain/loss on loan/convertible debt extinguishments.

Cash Used in Investing Activities

Cash used in investing activities for the nine months ended September 30, 2022 consisted of purchases U.S. Treasury bills, which are classified as available-for-sale securities. Cash used in investing activities for the nine months ended September 30, 2021 consisted of capital expenditures made for leasehold improvements to our office space.

Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2022 consisted of proceeds from the exercise of stock options. Net cash provided by financing activities for the nine months ended September 30, 2021 was $19.3 million, consisting of net proceeds of $14.6 million from the issuance of common stock in our IPO, $2.0 million from the issuance of convertible notes and $2.8 million from exercise of warrants and stock options.

Contractual Obligations and Other Commitments

As of the date of this report, we have a contractual obligation with a secondary manufacturer to produce our RenovoCath drug medical device.

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

There have been no significant changes to our critical accounting policies or significant judgments and estimates for the three and nine months ended September 30, 2022, from those previously disclosed in our Annual Report.

During the three months ended September 30, 2022, we purchased short-term marketable securities. The accounting policy for the purchased of these marketable securities is classified as available-for-sale.

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

Emerging Growth Company and Smaller Reporting Company Status

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act (“JOBS Act”). Under the JOBS Act, companies have extended transition periods available for complying with new or revised accounting standards. We have elected this exemption to delay adopting new or revised accounting standards. We will remain an emerging growth company until the earlier of (1) December 31, 2026, (2) the last day of the fiscal year in which we have total annual gross revenues of at least $1.07 billion, (3) the date on which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, or (4) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. An emerging growth company may take advantage of specified reduced reporting requirements and is relieved of certain other significant requirements that are otherwise generally applicable to public companies. As an emerging growth company,

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The disclosures in this section are not required because we qualify as a smaller reporting company under federal securities laws.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal quarter ended September 30, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, have concluded that, during the period covered by this Quarterly Report, our disclosure controls and procedures were not effective due to our previously identified material weakness in internal control over financial reporting. Notwithstanding the identified material weaknesses, management, including our Chief Executive Officer and Chief Financial Officer, believes the financial statements included in this Quarterly Report are fairly presented, in all material respects, in accordance with U.S. GAAP.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not currently a party to any material legal proceedings. Regardless of the outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, negative publicity, reputational harm and other factors.

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

Risk Factors Summary

Investing in shares of our common stock involves a high degree of risk because our business is subject to numerous risks and uncertainties, including those outside of our control, that could cause our actual results to be harmed. The principal factors and uncertainties that make investing in shares of our common stock risky and impact our ability to execute on our business strategy include risks regarding the following, among others:

●	We are a clinical stage biopharmaceutical company, have a limited operating history and have no drug/device combination products approved for commercial sale, which makes it difficult to evaluate our current business and predict our future success and viability.
●	We have incurred significant net losses in each period since inception, and we expect to continue to incur net losses for the foreseeable future.
●	We will need to raise substantial additional capital to develop and commercialize RenovoGem, and our failure to obtain funding when needed may force us to delay, reduce or eliminate our product development programs or collaboration efforts. As a result, there is substantial doubt about our ability to operate as a going concern.
●	Our product candidates’ commercial viability remains subject to current and future preclinical studies, clinical trials, regulatory approvals, and the risks generally inherent in the development of a pharmaceutical product candidate. If we are unable to successfully advance or develop our product candidates, our business will be materially harmed.
●	If we do not achieve our projected development goals in the timeframes we announce and expect, our stock price may decline.
●	Our product candidates may exhibit undesirable side effects when used alone or in combination with other approved pharmaceutical products or investigational new drugs, which may delay or preclude further development or regulatory approval or limit their use if approved.
●	If the results of preclinical studies or clinical trials for our product candidates, including those that are subject to existing or future license or collaboration agreements, are unfavorable or delayed, we could be delayed or precluded from the further development or commercialization of our product candidates, which could materially harm our business.
●	If we are unable to satisfy regulatory requirements, we may not be able to commercialize our product candidates.
●	If our product candidates are unable to compete effectively with marketed drugs targeting similar indications as our product candidates, our commercial opportunity will be reduced or eliminated.

●	We may delay or terminate the development of our product candidates at any time if we believe the perceived market or commercial opportunity does not justify further investment, which could materially harm our business.
●	Our future success depends on our ability to retain our key personnel and to attract, retain, and motivate qualified personnel, especially in light of an acute workforce shortage and hyper-competitive compensation environment.
●	If we are unable to protect our intellectual property effectively, we may be unable to prevent third parties from using our technologies, which would impair our competitive advantage.
●	The patents issued to us may not be broad enough to provide any meaningful protection, one or more of our competitors may develop more effective technologies, designs, or methods without infringing our intellectual property rights and one or more of our competitors may design around our proprietary technologies.
●	The market price of our common stock may be volatile and fluctuate substantially, which could result in substantial losses for our investors.

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

We are a clinical stage company and have incurred significant losses since our formation. As of September 30, 2022, we have an accumulated total deficit of approximately $29.0 million. For the nine months ended September 30, 2022, we had a net loss of approximately $7.7 million. For the fiscal years ended December 31, 2021 and 2020, we had net losses of approximately $6.3 million and $3.8 million, respectively. To date, we have experienced negative cash flow from the development of our product candidate, RenovoGem, our platform technology, RenovoTAMP, and our RenovoCath delivery system. We have not generated any revenue from operations, and we expect to incur substantial net losses for the foreseeable future as we seek to further develop and commercialize RenovoGem and expand our pipeline of product candidates. Because of the numerous risks and uncertainties associated with developing and commercializing RenovoGem, we are unable to predict the extent of any future losses or when we will attain profitability, if ever. Investors in our common stock must carefully consider the substantial challenges, risks and uncertainties inherent in the attempted development and commercialization of RenovoGem. We may never successfully commercialize RenovoGem, and our business may not be successful.

Our product candidates will require substantial additional development time and resources before we will be able to receive regulatory approvals, if any, and, if approved, to begin generating revenue from product sales. As a result, we expect that will be several years, if ever, before we receive approval to commercialize a product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial expenses and increasing operating losses in the foreseeable future. The amount of our future net losses will depend, in part, on the level of our future expenditure and revenue. Moreover, our net losses may fluctuate significantly from quarter to quarter and year to year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance. If we are unable to generate significant revenue from RenovoGem or attain profitability, we will not be able to sustain operations.

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

We will need to raise substantial additional capital to develop and commercialize RenovoGem, and our failure to obtain funding when needed may force us to delay, reduce or eliminate our product development programs or collaboration efforts. If we do not obtain adequate and timely funding, we may not be able to continue as a going concern.

As of September 30, 2022, we had cash, cash equivalents and short-term marketable securities of $8.1 million. Due to our recurring operating losses and the expectation that we will continue to incur net losses in the future, we will be required to raise additional capital to complete the development and commercialization of our product candidates. We have historically financed our operations primarily through private sales of our equity, debt financing and the sale of common stock and warrants in our initial public offering, or IPO. To raise additional capital, we may seek to sell additional equity and/or debt securities, obtain a credit facility or other loan or enter into collaborations, licenses or other similar arrangements, which we may not be able to do on favorable terms, or at all. For example, we have filed an omnibus shelf registration statement on Form S-3 that provides for aggregate offerings of up to $50.0 million of the Company’s securities subject to various limitations, including limited sales in any twelve-month period while we are subject to the “baby-shelf” rules. We also have filed a registration statement on Form S-1 to register the cash exercise of our outstanding warrants, with such cash exercise only expected to occur when the trading price of our common stock is in excess of the $10.80 per share exercise price of our outstanding warrants. Our ability to obtain additional financing will be subject to a number of factors, including market conditions, fluctuations in interest rates, our operating performance and investor sentiment. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue the development and/or commercialization of our product candidates, restrict or cease our operations or obtain funds by entering into agreements on unfavorable terms. Failure to obtain additional capital on acceptable terms, or at all, would result in a material and adverse impact on our operations. As a result, there is substantial doubt about our ability to operate as a going concern.

Our financial statements as of September 30, 2022 have been prepared on a going concern basis and do not include any adjustments that may result from the outcome of this uncertainty. If we fail to raise additional working capital, or do so on commercially unfavorable terms, it would materially and adversely affect our business, prospects, financial condition and results of operations, and we may be unable to continue as a going concern. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms, if at all. If we are unable to continue as a going concern, we might have to liquidate our assets and the value we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements, and our shareholders may lose their entire investment in our ordinary shares.

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

In the near-term, failure to successfully advance the development of any of our product candidates may have a material adverse effect on us. To date, we have not successfully developed or commercially marketed, distributed, or sold any product candidate. The success of our business depends primarily upon our ability to successfully advance the development of our current and future product candidates through preclinical studies and clinical trials, have the product candidates approved for sale by the FDA or regulatory authorities in other countries, and ultimately have the product candidates successfully commercialized by us or a commercial partner. We cannot assure you that the results of our ongoing preclinical studies or clinical trials will support or justify the continued development of our product candidates, or that we will receive regulatory approval from the FDA, or similar regulatory authorities in other countries, to advance the development of our product candidates.

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

Throughout the drug development process, we must continually demonstrate the efficacy, safety and tolerability of our product candidates to obtain regulatory approval to further advance clinical development or to market them. Even if our product candidates demonstrate clinical efficacy, any unacceptable, adverse side effects or toxicities, when administered alone or in the presence of other pharmaceutical products, which can arise at any stage of development, may outweigh the potential benefits. In preclinical studies and clinical trials, we have conducted to date, each of our product candidate’s tolerability profile is based on studies and trials that have involved a small number of subjects or patients over a limited period of time. We may observe adverse or significant adverse events or drug-drug interactions in future preclinical studies or clinical trial candidates, which could result in the delay or termination of development, prevent regulatory approval, or limit market acceptance if ultimately approved.

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

From time to time, we may publish interim, preliminary or topline data from clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data becomes available. Preliminary or topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary or topline data previously published. As a result, interim, preliminary and topline data should be viewed with caution until the final data are available. Adverse differences between interim, preliminary or topline data and final data could significantly harm our reputation and business prospects. Moreover, preliminary, interim and topline data are subject to the risk that one or more of the clinical outcomes may materially change as more patient data become available when patients mature on study, patient enrollment continues or as other ongoing or future clinical trials with a product candidate further develop. Past results of clinical trials may not be predictive of future results. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically more extensive information, and you or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure. Any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product candidate or our business. Similarly, even if we are able to complete our planned and ongoing preclinical studies and clinical trials of our product candidates according to our current development timeline, the positive results from such preclinical studies and clinical trials of our product candidates may not be replicated in subsequent preclinical studies or clinical trial results.

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

The product candidates that we, or our collaborators, are developing or may develop require regulatory approval to advance through clinical development and to ultimately be marketed and sold and are subject to extensive and rigorous domestic and foreign government regulation. In the U.S., the FDA regulates, among other things, the development, testing, manufacture, safety, efficacy, record-keeping, labeling, storage, approval, advertising, promotion, sale, and distribution of pharmaceutical and biopharmaceutical products. Our product candidates are also subject to similar regulation by foreign governments to the extent we seek to develop or market them in those countries. We, or our collaborators, must provide the FDA and foreign regulatory authorities, if applicable, with preclinical and clinical data, as well as data supporting an acceptable manufacturing process, that appropriately demonstrate each of our product candidate’s safety and efficacy before it can be approved for the targeted indications. Our product candidates have not been approved for sale in the U.S. or any foreign market, and we cannot predict whether we or our collaborators will obtain regulatory approval for any product candidates we are developing or plan to develop. The regulatory review and approval process can take many years, is dependent upon the type, complexity, novelty of, and medical need for the product candidate, requires the expenditure of substantial resources, and involves post-marketing surveillance and vigilance and potentially post-marketing studies or Phase IV clinical trials. In addition, we or our collaborators may encounter delays in, or fail to gain, regulatory approval for any of our product candidates based upon additional governmental regulation resulting from future legislative, administrative action or changes in FDA’s or other similar foreign regulatory authorities’ policy or interpretation during the period of product development. Delays or failures in obtaining regulatory approval to advance any of our product candidates through clinical development, and ultimately to commercialize them, may:

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

Additionally, at any time we or our collaborators may voluntarily suspend or terminate the preclinical or clinical development of a product candidate or withdraw any approved product from the market if we believe that it may pose an unacceptable safety risk to patients, or if the product candidate or approved product no longer meets our business objectives. The ability to develop or market a pharmaceutical product outside of the U.S. is contingent upon receiving appropriate authorization from the respective foreign regulatory authorities. Foreign regulatory approval processes typically include many, if not all, of the risks and requirements associated with the FDA regulatory process for drug development and may include additional risks. Additionally, results acceptable to support approval in one jurisdiction may be deemed inadequate by another regulatory authority to support regulatory approval in that other jurisdiction.

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

We may experience delays in clinical testing of our product candidates. We do not know whether planned clinical trials will begin on time, will need to be redesigned or will be completed on schedule, if at all, especially in light of the effects of the COVID-19 pandemic, including the effects of recent variants. From time to time, based on our experience with a clinical trial, we may amend the clinical trial protocol to address any issues that we observe as the trial is progressing, including in response to COVID-19 related factors or other factors impacting safety and the data collected, or we may be required to make certain changes in response to issues raised by the FDA, IRB, other regulatory authorities, investigators or clinical sites. Protocol amendments are subject to IRB and regulatory approval before we implement material changes, can result in additional costs, require additional data or participants, and may negatively impact the timelines for the trial. For example, in December 2021, we amended the protocol for our Phase III clinical trial to only allow SBRT patients during the induction phase of the study, as we observed a higher drop-out rate for patients on IMRT. As part of this change, we initiated a review of the statistical considerations for the study and in June 2022, submitted a Modified SAP to FDA. We plan to submit a protocol amendment to FDA in the second half of 2022 to reflect the changes in the Modified SAP. Under the modified Phase III clinical trial protocol and the Modified SAP, we plan to (i) analyze only patients receiving SBRT, consistent with the protocol change made in December 2021, (ii) include a second interim analysis, (iii) change the total number of SBRT patients randomized in the study to 114 (a reduction from the original 200 patients), with a total of 86 deaths from SBRT patients, including all deaths from SBRT patients enrolled in the study before the submission of the Modified SAP, and (iv) repower the study from 90% to 80%, which is commonly used in clinical trials. To date, we have not received any comments or objections from the FDA on the Modified SAP, which we submitted to the FDA in June 2022. We cannot provide assurance that the FDA will not raise any objections or disagree with our Modified SAP or the protocol amendments. We can provide no assurance on the timing of any of our interim analyses or when we will complete our Phase III study, if at all, or the outcome of the study. Disclosure of findings from our interim analyses before the completion of the trial may also impact the enrollment or retention of patients in our ongoing clinical trial. The changes in our study protocol may limit the clinical trial sites that can participate in our study, impact enrollment, and delay the completion of the study, any of which can increase the cost of our operations and delay regulatory approval. If the FDA objects to our protocol amendments or Modified SAP, we may be required to expand the size of our study, increase the power level, or make other changes that can delay our clinical timelines and regulatory approval. Further, to the extent protocol amendments impact the data needed to support our proposed indication, the indication that is ultimately approved by the FDA or other regulatory authorities may be narrower than the indication initially sought. The FDA and other regulatory authorities may also impose other restrictions in our proposed labeling, which could have a material adverse effect on the prospects of our product candidates, if approved, and our business.

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

The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable, but it typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate, and it is possible that any of our existing product candidates, or any product candidate we may seek to develop in the future, may never obtain regulatory approval.

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

The FDA has substantial discretion in the NDA review process and may either refuse to file our NDA for substantive review or may decide that our data is insufficient to support approval of our product candidates for the claimed intended uses. Following any regulatory approval of our product candidates, we will be subject to continuing regulatory obligations such as safety reporting, required and additional post marketing obligations, and regulatory oversight of promotion and marketing. Even if we receive regulatory approvals for any of our product candidates, the FDA may subsequently seek to withdraw approval of our NDA if we determine that new data or a reevaluation of existing data show the product is unsafe for use under the conditions of use upon the basis of which the NDA was approved, or based on new evidence of adverse effects or adverse clinical experience, or upon other new information. If the FDA does not file or approve our NDA or withdraws approval of our NDA, the FDA may require that we conduct additional clinical trials, preclinical or manufacturing studies and submit that data before it reconsiders our application. Depending on the extent of these or any other requested studies, approval of any applications that we submit may be delayed by several years, may require us to expend more resources than we have available, or may never be obtained at all. In addition, we have obtained FDA clearance for our RenovoCath delivery system, which is subject to FDA medical device regulations, including the Quality System Regulation. In the event adverse events arise with respect to the RenovoCath delivery system, the FDA could revoke its clearance which would have a material adverse effect on our business.

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

We face competition generally from established pharmaceutical and biotechnology companies, as well as from academic institutions, government agencies and private and public research institutions. Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Small or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. We are aware of a number of companies in Phase III clinical trials for the treatment of LAPC including Angiodynamics, Bausch Health, FibroGen, Novocure, and SynCore Biotechnology. In addition, we are aware of a number of companies in Phase I and Phase II clinical trials for the treatment of LAPC including one interventional company, TriSalus Lifesciences. Our commercial opportunity will be reduced or eliminated if our competitors develop and commercialize any products that are safer, more effective, have fewer side effects or are less expensive than our product candidates. These potential competitors compete with us in recruiting and retaining key and qualified scientific and management personnel, establishing clinical trial sites, and patient enrollment for clinical trials, as well as in acquiring technologies and technology licenses complementary to our programs or advantageous to our business.

If approved and commercialized, RenovoGem would compete with several currently approved prescription therapies for the treatment of LAPC and cholangiocarcinoma. To our knowledge, other potential competitors are in the earlier stages of development. If potential competitors are successful in completing drug development for their product candidates and obtain approval from the FDA, they could limit the demand for RenovoGem.

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

Because we have limited financial and managerial resources, we intend to focus on developing product candidates for specific indications that we identify as most likely to succeed, in terms of their potential both to gain regulatory approval and to achieve commercialization. As a result, we may forego or delay the pursuit of opportunities with other product candidates or in other indications with greater commercial potential. Such resource allocation and strategic decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable product candidates. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing, or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to the product candidate.

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

To date, our product candidates have been manufactured in small quantities for preclinical studies and clinical trials. If any of our product candidates are approved by the FDA or comparable regulatory authorities in other countries for commercial sale, we will need to manufacture such product candidates in larger quantities. We may not be able to successfully increase the manufacturing capacity for our product candidates in a timely or economic manner, or at all. A significant scale-up of manufacturing may require additional validation studies, which the FDA must review and approve. If we are unable to successfully increase the manufacturing capacity for a product candidate, the clinical trials as well as the regulatory approval or commercial launch of that product candidate may be delayed or there may be a shortage in supply. Our product candidates require precise, high-quality manufacturing in accordance with cGMP. Our failure to achieve and maintain these high-quality manufacturing standards in collaboration with our third-party manufacturers, including the incidence of manufacturing errors, could result in patient injury or death, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could harm our business, financial condition and results of operations.

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

Our estimates of the potential market opportunity for RenovoGem and our other product candidates include several key assumptions based on our industry knowledge, industry publications, third-party research reports and other surveys, including surveys commissioned by us. These assumptions include the size of our target populations, the prevalence and incidence of each of our target indications, the number of patients receiving current treatment, the percentage of patients unsatisfied with the current treatments, the number of diagnosed but untreated patients, the compliance and adherence of patients in our target populations, the number of treatment centers and prescribing physicians and the percentage of payer acceptance. While we believe that our internal assumptions are reasonable, if any of these assumptions prove to be inaccurate, then the actual market for our product candidates could be smaller than our estimates of our potential market opportunity. If the actual market for any of our product candidates is smaller than we expect, our product revenue may be limited, and it may be more difficult for us to achieve or maintain profitability.

If third-party contract manufacturers upon whom we rely on to formulate and manufacture our product candidates do not perform, fail to manufacture according to our specifications or fail to comply with strict regulations, our preclinical studies or clinical trials could be adversely affected and the development of our product candidate could be delayed or terminated or we could incur significant additional expenses.

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

If in the future we decide to further expand our pipeline of product candidates, we will be dependent on identifying drugs that are off patent or on in-licensing or acquiring product candidates as we do not have significant internal discovery capabilities at this time. We may face substantial competition from other biotechnology and pharmaceutical companies, many of which may have greater resources than we have, in obtaining in-licensing, sponsored research or acquisition opportunities. In-licensing or acquisition opportunities may not be available to us on terms we find acceptable, if at all. In-licensed compounds that appear promising in research or in preclinical studies may fail to progress into further preclinical studies or clinical trials.

If a product liability claim is successfully brought against us for uninsured liabilities, or such a claim exceeds our insurance coverage, we could be forced to pay substantial damage awards that could materially harm our business.

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

We are a small company with less than 10 employees. The future growth of our company will impose significant additional responsibilities on members of management, including the need to identify, attract, retain, motivate and integrate highly skilled personnel. We may increase the number of employees in the future depending on the progress of our development and commercialization of our product candidates. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to:

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

In addition, acts of terrorism, pandemics, such as the ongoing COVID-19 pandemic or another public health crisis, protests, riots, and the increasing frequency and impact of extreme weather events on critical infrastructure in the U.S. and elsewhere have the potential to disrupt our business and the business of our third-party suppliers, and may cause us to experience higher attrition, losses, and additional costs to maintain or resume operations. All of the aforementioned risks may be further increased if our course of action in response to catastrophic events proves to be inadequate. For example, if a catastrophic event occurred that prevented us from using all or a significant portion of our facility, that damaged critical infrastructure, such as the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. Any disaster recovery and business continuity plan we have in place may prove inadequate in the event of a serious disaster or similar event and we may incur substantial expenses as a result of the limited nature of these plans, which could have a material adverse effect on our business.

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

It is essential to our business strategy that our and our vendors, partners, clinical trial sites, and third-party providers’ technology and network infrastructure and physical buildings remain secure and are perceived by our customers and corporate partners to be secure. Despite our implementation of security measures, any of the internal computer systems and networks belonging to or used by us or our employees and our third-party service providers are vulnerable to damage and disruption from computer viruses, ransomware and other malicious code, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failure, as well as security breaches and incidents from inadvertent or intentional actions, or from cyber-attacks by malicious third parties (including supply chain cyber-attacks, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise system infrastructure or lead to the loss, destruction, alteration, prevention of access to, disclosure, or dissemination of, or damage or unauthorized access to, our data (including trade secrets or other confidential information, intellectual property, proprietary business information, and personal information) or data that is processed or maintained on our behalf, or other assets, which could result in financial, legal, business and reputational harm to us. Any system failure, accident or security breach or incident that causes interruptions in our own or in our third-party service providers’ operations could result in a material disruption of our development programs or other aspects of our operations. As a result of the ongoing COVID-19 pandemic, with many of our employees working from home from time to time and accessing our corporate network via remote devices, the potential for such events to occur is even greater. Despite security measures, we also cannot guarantee the security of our physical buildings. Physical building penetration or any cyber-attacks could negatively affect our reputation, damage our network infrastructure and our ability to deploy our products and services, harm our relationship with customers and partners that are affected, and expose us to financial liability, including the possibility of consequential damages resulting from cyber-attacks and other security threats.

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

Although we maintain workers’ compensation insurance to cover us for costs and expenses, we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of biological, hazardous or radioactive materials.

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

Moreover, there has recently been heightened governmental scrutiny over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs will be eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. In August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. The impact of these legislative, executive, and administrative actions and any future healthcare measures and agency rules on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved. Complying with any new legislation and regulatory changes could be time-intensive and expensive, resulting in a material adverse effect on our business.

Individual states have become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, and marketing cost disclosure and transparency measures, and to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, results of operations, financial condition and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our products or put pressure on our product pricing, which could negatively affect our business, results of operations, financial condition and prospects.

In addition, given recent federal and state government initiatives directed at lowering the total cost of healthcare, Congress and state legislatures will likely continue to focus on healthcare reform, the cost of prescription drugs and biologics and the reform of the Medicare and Medicaid programs. While we cannot predict the full outcome of any such legislation, it may result in decreased reimbursement for drugs and biologics, which may further exacerbate industry-wide pressure to reduce prescription drug prices. This could harm our ability to generate revenue. Further, a number of states are considering or have recently enacted state drug price transparency and reporting laws that could substantially increase our compliance burdens and expose us to greater liability under such state laws once we begin commercialization.

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

In some countries, including member states of the European Union, the pricing of prescription drugs is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after receipt of marketing approval for a product. In addition, there can be considerable pressure from governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various European Union member states and other countries and parallel distribution, or arbitrage between low-priced and high-priced member states, can further reduce prices. In some countries, we may be required to conduct a clinical trial or other studies that compare the cost-effectiveness of our product candidates to other available therapies in order to obtain or maintain reimbursement or pricing approval. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If reimbursement of our product candidates is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be adversely affected.

The outbreak of the novel coronavirus disease, COVID-19, including its most recent variants, could materially adversely impact our business, results of operations and financial condition, including our clinical trials.

In January 2020, the World Health Organization declared the outbreak of COVID-19 as a “Public Health Emergency of International Concern,” which continues to spread throughout the world and has adversely impacted global commercial activity and contributed to significant volatility in financial markets. The COVID-19 outbreak, and government responses are creating disruption in global supply chains and adversely impacting many industries. The outbreak could have a continued material adverse impact on economic and market conditions. We continue to monitor the impact of the COVID-19 outbreak, including its most recent variants, closely. The extent to which the COVID-19 outbreak will impact our operations or financial results is uncertain.

The outbreak and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; activity at facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services has fallen. While the extent of the impact of the COVID-19 pandemic on our business and financial results is uncertain, a continued and prolonged public health crisis such as the COVID-19 pandemic could have a material adverse effect on our business, financial condition and results of operations. As a result of the COVID-19 pandemic, including its most recent variants, we may experience disruptions that could severely impact our business and clinical trials, including:

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

Changes in tax laws or in their implementation or interpretation may adversely affect our business and financial condition

We are or may become subject to income and non-income taxes in the United States under federal, state and local jurisdictions and in certain foreign jurisdictions in which we operate. Tax laws, regulations and administrative practices in these jurisdictions may be subject to significant change, with or without advance notice. For example, on January 1, 2022, a provision of the Tax Cuts and Jobs Act of 2017 went into effect that eliminates the option to deduct domestic research and development costs in the year incurred and instead requires taxpayers to amortize such costs over five years. The Company is currently evaluating the potential impact. Also, the United States recently enacted the Inflation Reduction Act, which introduced a 15% minimum tax on book income and a 1% excise tax on stock buybacks. Changes in tax laws (including provisions of the recently enacted federal tax legislation titled the Inflation Reduction Act), regulations, or rulings, changes in interpretations of existing laws and regulations, or changes in accounting principles could negatively and materially affect our financial position, effective tax rates, cash flows, and results of operations.

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

We cannot rely solely on our current patents to be successful. The standards that the USPTO and foreign patent office’s use to grant patents, and the standards that U.S. and foreign courts use to interpret patents, are not the same, are not always applied predictably or uniformly and can change, particularly as new technologies develop. As such, the degree of patent protection obtained in the U.S. may differ substantially from that obtained in various foreign countries.

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

The market price of our common stock is likely to be highly volatile and may be subject to wide fluctuations in response to a variety of factors, some of which are beyond our control. These factors include the following:

●	any delay in the commencement, enrollment and ultimate completion of our clinical trials;

●	any delay in submitting an NDA and any adverse development or perceived adverse development with respect to the FDA’s review of that NDA;

●	failure to successfully develop and commercialize RenovoGem;

●	inability to obtain additional funding;

●	regulatory or legal developments in the United States and other countries applicable to RenovoGem or any other product candidate;

●	adverse regulatory decisions;

●	changes in the structure of healthcare payment systems;

●	inability to obtain adequate product supply for RenovoGem, RenovoCath or any other product candidate, or the inability to do so at acceptable prices;

●	introduction of new products, services or technologies by our competitors;

●	failure to meet or exceed financial projections we provide to the public;

●	failure to meet or exceed the estimates and projections of the investment community;

●	changes in the market valuations of companies similar to ours;

●	market conditions in the pharmaceutical and biotechnology sectors, and the issuance of new or changed securities analysts’ reports or recommendations;

●	announcements of significant acquisitions, strategic collaborations, joint ventures or capital commitments by us or our competitors;

●	significant lawsuits, including patent or stockholder litigation, and disputes or other developments relating to our proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

●	additions or departures of key scientific or management personnel;

●	sales of our common stock or other securities by us, our insiders or our other stockholders;

●	expiration of market standoff or lock-up agreements;

●	trading volume of our common stock;

●	fluctuations in interest rates and inflation rates;

●	general economic, industry and market conditions;

●	health epidemics and outbreaks, including the COVID-19 pandemic, or other natural or manmade disasters which could significantly disrupt our preclinical studies and clinical trials, and therefore our receipt of necessary regulatory approvals could be delayed or prevented; and

●	the other factors described in this “Risk Factors” section.

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

We may seek additional capital through a variety of means, including through public or private equity, debt financings or other sources, including up-front payments and milestone payments from strategic collaborations. For example, we have filed an omnibus shelf registration statement on Form S-3 that provides for aggregate offerings of up to $50.0 million of the Company’s securities subject to various limitations, including limited sales in any twelve-month period while we are subject to the “baby-shelf” rules. We also have filed a registration statement on Form S-1 to register the cash exercise of our outstanding warrants, with such cash exercise only expected to occur when the trading price of our common stock is in excess of the $10.80 per share exercise price of our outstanding warrants. To the extent that we raise additional capital through the sale of equity or convertible debt or equity securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. Such financing may result in dilution to stockholders, imposition of debt covenants, increased fixed payment obligations or other restrictions that may affect our business. If we raise additional funds through up-front payments or milestone payments pursuant to strategic collaborations with third parties, we may have to relinquish valuable rights to our product candidates or grant licenses on terms that are not favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If our revenue or operating results fall below the expectations of analysts or investors or below any forecasts we may provide to the market, or if the forecasts we provide to the market are below the expectations of analysts or investors, the price of our common stock could decline substantially. If one or more of the analysts who cover us downgrades our common stock or publishes inaccurate or unfavorable research about our business, the market price for our common stock would likely decline. If one or more of these analysts cease coverage of our Company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which, in turn, could cause the market price or trading volume for our common stock to decline.

We do not expect to pay dividends in the foreseeable future, and you must rely on price appreciation of your shares for return on your investment.

We have paid no cash dividends on any class of our stock to date, and we do not anticipate paying cash dividends in the near term. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our stock. Accordingly, investors must be prepared to rely on sales of their shares of common stock after price appreciation to earn an investment return, which may never occur. Investors seeking cash dividends should not purchase our shares of common stock. Any determination to pay dividends in the future will be made at the discretion of our board of directors and will depend on our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our board deems relevant.

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

We may not be successful in implementing these changes or in developing other internal controls, which may undermine our ability to provide accurate, timely and reliable reports on our financial and operating results. Further, we will not be able to fully assess whether the steps we are taking will remediate the material weakness in our internal control over financial reporting until we have completed our implementation efforts and sufficient time passes in order to evaluate their effectiveness. In addition, until we remediate these weaknesses, or if we identify additional material weaknesses in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. Moreover, in the future we may engage in business transactions, such as acquisitions, reorganizations or implementation of new information systems, that could negatively affect our internal control over financial reporting and result in material weaknesses.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Sixth Amended and Restated Certificate of Incorporation of RenovoRx, Inc.	8-K	001-40738	3.1	August 31, 2021
3.2	Amended and Restated Bylaws of RenovoRx, Inc.	10-K	001-40738	3.2	March 30, 2022
10.1*	Offer Letter between RenovoRx, Inc. and Angela Gill Nelms, dated as of August 15, 2022	8-K	001-40738	10.1	September 19, 2022
10.2*	Change in Control and Severance Agreement by and between RenovoRx, Inc. and Angela Gill Nelms, dated August 17, 2022	8-K	001-40738	10.1	September 19, 2022
10.3*	Outside Director Compensation Policy	Filed herewith
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (embedded within the Inline XBRL document)	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Interactive Data Files submitted as Exhibit 101)	Filed herewith

*	Indicates management contract or compensatory plan.
†	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RenovoRx, Inc,

Date: November 14, 2022	By:	/s/ Shaun R. Bagai
Shaun R. Bagai
Chief Executive Officer

Date: November 14, 2022	By:	/s/ James M. Ahlers
James M. Ahlers
Chief Financial Officer

