Form 10-K
period 2022-12-31
RenovoRx, Inc.
filed 2023-03-31
CIK 1574094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2022

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File Number: 001-40738

RENOVORX, INC.

(Exact name of registrant as specified in its charter)

Delaware	27-1448452
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of registrant’s common stock held by non-affiliates of the registrant on June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing price of the registrant’s common stock on such date as reported by Nasdaq Capital Market, was approximately: $15.5 million. Shares of voting stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This assumption regarding affiliate status is not necessarily a conclusive determination for other purposes.

As of March 24, 2023, the registrant had 9,100,448 shares of common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the registrant’s proxy statement for the 2023 Annual Meeting of Shareholders. Such proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2022.

RENOVORX, INC. FORM 10-K

Solely for convenience, trademarks and trade names referred to in this Form 10-K may appear without the ® or ™ symbols.

i

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K, or Form 10-K, and the information incorporated herein by reference, particularly in the sections captioned “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. All statements other than present and historical facts and conditions contained in this Form 10-K, including statements regarding our future results of operations and financial position, business strategy, plans and our objectives for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” or “would,” or the negative of these terms or other comparable terminology. Actual events or results may differ from those expressed in these forward-looking statements, and these differences may be material and adverse. Forward-looking statements include, but are not limited to, statements about:

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

PART I

ITEM 1. BUSINESS

Overview

RenovoRx is a clinical-stage biopharmaceutical company with a vision to disrupt the current paradigm of cancer treatment. Our mission is to lead a revolution in oncology therapy by delivering its innovative and targeted intra-arterial (IA) delivery of chemotherapy directly to solid tumors. The proprietary RenovoRx Trans-Arterial Micro-Perfusion (RenovoTAMP®) therapy platform aims to avoid the harsh side effects typical of the current standard of care, or systemic delivery methods, thus improving patient well-being and, potentially extension of life, so more time may be enjoyed with loved ones. RenovoTAMP utilizes approved chemotherapeutics with validated mechanisms of action and well-established safety and clinical use, with the goal of improving their safety, tolerance, and widening their therapeutic window by providing more targeted delivery at the location of the tumor tissue. RenovoRx’s lead product candidate, RenovoGemTM, is a combination of gemcitabine and its patented delivery system, RenovoCath®. The FDA has determined that RenovoGem will be regulated as, and if approved we expect will be reimbursed as, a new oncology drug product. We have secured FDA Orphan Drug Designation for RenovoGem in two rare diseases: pancreatic cancer and cholangiocarcinoma (bile duct cancer, or eCCA). We have completed the first of two planned interim analyses of the ongoing open label Phase III TIGeR-PaC clinical trial. TIGeR-PaC is a randomized multi-center Phase III open label clinical trial designed to investigate the Company’s first product candidate, RenovoGem, which utilizes RenovoRx’s proprietary therapy platform, RenovoTAMP, to provide targeted intra-arterial delivery of FDA-approved chemotherapy, gemcitabine, to treat locally advanced pancreatic cancer (“LAPC”) following stereotactic body radiation therapy (“SBRT”). The study is comparing treatment with RenovoGem versus standard of care treatment. In this interim analysis, the control and treatment arms demonstrated divergence in median overall survival for patients. The study is designed to randomize 114 patients (57 in each arm) with all patients receiving upfront induction chemotherapy and SBRT. This first of two planned interim analysis occurred upon the discovery of the 26th event (death) which equates to 30% of the total events required (96) for the final analysis. The TIGeR-PaC Data Monitoring Committee (“DMC”) met and determined the interim data warrants continuation of this pivotal trial without modification and no safety concerns were observed. The interim analysis shows a 6-month median overall survival benefit for patients: approximately a 60% improvement versus the study control arm and current standard of care: intravenous (IV) administration of gemcitabine and nab-paclitaxel for - LAPC. RenovoGem patients also had greater than 65% reduction in adverse events. These can include nausea, fatigue, and a decline in white blood cells.

●	Twenty-three patients were randomized to intra-arterial gemcitabine (RenovoGem investigational treatment) arm and 22 to continuation of IV gemcitabine and nab-paclitaxel (standard of care control) arm.

●	The median overall survival in the IV gemcitabine and nab-paclitaxel control arm was 10 months, versus 16 months in the intra-arterial RenovoGem arm from time of randomization. (NOTE: Both arms’ median overall survival calculations do not include 4 to 5-months of life from diagnosis to randomization during the induction chemotherapy and radiation phase of the trial).

●	Observed a positive trend in median overall survival by 24-weeks (6 months); in this interim analysis, the statistical significance was not reached to stop the study early (p=0.051).

●	Observed that patients had greater than 65% reduction in adverse events compared to the control arm: In the IV gemcitabine and nab-paclitaxel control arm there were 11 reported Serious Adverse Events (out of 22 patients) vs. 4 reported Serious Adverse Events (out of 23) intra-arterial RenovoGem patients.

P=0.0517 (n=45)
Treatment
Control
Surviving
1.0
0.8
0.6
0.4
0.2
0
0
10
20
30
OS (Mos)

Figure 1: Phase III TIGeR-PaC planned interim analysis demonstrating 6-month median overall survival benefit of RenovoGem (treatment arm) over current standard of care systemic IV gemcitabine + nab-paclitaxel (control arm).

The second planned interim analysis of this Phase III trial will be performed upon the 52nd event (death) which equates to 60% of the total events required for the final analysis and is estimated to take place in mid-2024; however, given that it is predicated on the number of deaths in the study, it is difficult to predict the exact timing. We intend to evaluate RenovoGem in a second indication in a Phase II/III trial in extrahepatic (or outside the liver) cholangiocarcinoma (or eCCA), cancer that occurs in the bile ducts that lead out of the liver and join with the gallbladder. We are in the process of incorporating the recently approved and adopted drug, durvalumab, into the protocol and launching the study mid this year. In addition, we may evaluate RenovoGem in other indications, potentially including locally advanced lung cancer, locally advanced uterine tumors, and glioblastoma (an aggressive type of cancer that can occur in the brain or spinal cord). To date, we are focused on developing drug/device candidates with gemcitabine, but we continue to explore the development of other product candidates with additional therapeutic agents in new clinical indications for intra-arterial delivery via our RenovoTAMP therapy platform via in-licensing, generic sourcing, and/or strategic partnering.

Our RenovoTAMP therapy platform is focused on optimizing drug concentration in solid tumors using approved small molecule chemotherapeutics. Our platform enables physicians to isolate segments of the vascular anatomy closest to tumors and force chemotherapy across the blood vessel wall to bathe these difficult-to-reach solid tumors in chemotherapy. Specifically, our patented approach allows physicians to combine, on the one hand, pre-treatment of the local blood vessels and tissue with standard-of-care radiation therapy to decrease chemotherapy washout and, on the other hand, local delivery via our patented RenovoCath delivery system which utilizes pressure to force small molecule chemotherapy into the tumor tissue. We believe there are many advantages to our RenovoTAMP therapy platform, including:

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

Research and Development Pipeline

Our portfolio of cancer therapies is based on our lead product candidate, RenovoGem (gemcitabine delivered via our patented delivery system), regulated by the FDA as a novel oncology drug product. RenovoGem utilizes pressure-mediated delivery of gemcitabine across the arterial wall to bathe tumor tissue in chemotherapy. RenovoGem, via the RenovoTAMP (RenovoRx Trans-Arterial Micro-Perfusion) therapy platform, is currently being evaluated in a Phase III clinical trial in Locally Advanced Pancreatic Cancer (LAPC). Our current pipeline is summarized below:

RenovoGem Product Pipeline Addresses Multiple Indications

Figure 2: RenovoGem Clinical Pipeline detailing our potential portfolio of cancer therapies based on our RenovoTAMP therapy platform.

Gemcitabine has been considered a standard of care drug for several solid tumors, and the drug’s anti-cancer tumor effects are well profiled. Our RenovoTAMP platform therapy utilizes pressure mediated delivery of gemcitabine across the arterial wall to bathe the pancreatic tumor tissue in 120 mL of saline with 1,000 mg/m2 of the drug over a 20-minute delivery period (delivering 1,500-2,000 mg of drug depending upon patient body surface area). Our delivery system, RenovoCath, is a double balloon catheter designed with the capability to isolate sections of the blood vessel through the adjustment of the distance between the balloons, thereby excluding any branching blood vessel offshoots in order to create the pressure head needed to push drug across the blood vessel wall.

We intend to explore applications of our RenovoTAMP platform in additional indications, including bile duct cancer, locally advanced lung cancer, locally advanced uterine cancer, and glioblastoma. We have completed and presented data on a lung cancer application in preclinical studies, and additional preclinical experiments in lung cancer may be conducted.

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

RenovoGem in Locally Advanced Pancreatic Cancer (LAPC)

In December 2021, we amended the protocol for this clinical trial to only allow for SBRT during the induction phase of the study (prior to randomization). We had previously permitted both SBRT and intensity-modulated radiation therapy (“IMRT”). Patients receiving IMRT must complete 25 radiation treatments in combination with oral chemotherapy during the induction phase of the study, which takes between 35 and 56 days to complete. In comparison, patients receiving SBRT during the induction phase are only required to complete 5 treatments, over 5 consecutive days, and do not receive oral chemotherapy. The decision to modify the study population was based on the observation in the Phase III TIGeR-PaC study that IMRT patients had a higher dropout rate during the induction phase of the study due to the high frequency of hospital visits and side effects from the required concurrent chemotherapy. As part of the pre-randomization, induction phase change made to the protocol, we initiated a review of the statistical considerations for the study and in June 2022, submitted a modified Statistical Analysis Plan (the “Modified SAP”) to FDA. As part of the Modified SAP, we now plan to (i) analyze only patients receiving SBRT, consistent with the protocol change made in December 2021, (ii) include a second interim analysis, (iii) change the total number of SBRT patients randomized in the study to 114 (a reduction from the original 200 patients) with a total of 86 deaths from SBRT patients, including all deaths from SBRT patients enrolled in the study before the submission of the Modified SAP, and (iv) repower the study from 90% to 80%, which is commonly used in clinical trials. We believe these changes will shorten the timeframe needed to complete the study and also significantly decrease our costs. We have not discussed the protocol amendment or the Modified SAP with the FDA, and we cannot provide any assurance that the FDA will agree with these modifications. The first planned interim analysis was triggered when 30%, or 26 of 86, of the total number of deaths occurred (and announced in March 2023), and the second interim analysis at 60%, or 52 of 86, of the total number of deaths have occurred and is estimated to be mid-2024. Given that the timing of the interim analysis is predicated on a specific number of deaths, it is difficult to predict the exact timing of the interim analysis or when we will be able to complete the study. As of March 20, 2023, the Phase III TIGeR-PaC trial has randomized 48 SBRT patients out of 114 total needed under the Modified SAP. At this rate, we anticipate that all patients will be enrolled and randomized in 2024, with the final study readout in 2025.

RenovoGem in Extrahepatic Cholangiocarcinoma (eCCA)

We are also planning to evaluate RenovoGem in a second indication in a Phase II/III trial in extrahepatic (or outside the liver) cholangiocarcinoma (or eCCA), cancer that occurs in the bile ducts that lead out of the liver and join with the gallbladder. After significant input from key opinion leaders across the spectrum of relevant medical specialties and feedback from the FDA, we submitted the protocol for a Phase II/III eCCA clinical trial to FDA, and after receiving feedback, we are finalizing the protocol and also including incorporating a recently approved drug, durvalumab into the study protocol with guidance from the Steering Committee. We anticipate launching this study mid this year. We have also secured FDA Orphan Drug Designation for RenovoGem for the treatment of cholangiocarcinoma, which would provide us with seven years of orphan exclusivity to market RenovoGem for our eCCA indication upon NDA approval, provided that we are the first sponsor to obtain FDA approval for intra-arterial gemcitabine for the eCCA indication.

Our Team

Our management team, Board of Directors, and Scientific Advisors provide us with expertise across multiple sectors to drive success through clinical development and subsequent commercialization of our novel therapy platform. Our Chief Executive Officer, Shaun Bagai, gained extensive experience running clinical trials and launching, creating, and developing new markets for novel therapies at TransVascular, Medtronic, Ardian, and HeartFlow. Dr. Ramtin Agah, our Co-Founder and Chief Medical Officer, is a practicing cardiovascular specialist who has 20 years of research experience in vascular biology and disease in both academia and industry. In 2022, Angela Gill Nelms joined our executive team as our Chief Operating Officer. She has extensive experience in clinical research, operations, and building world-class organizations. Our Board of Directors includes a wide range of public and private company management, board and life sciences experience, including drug/device combination and oncology experience. Clinical advisors include experts across many specialties who treat solid tumors. Dr. Michael Pishvaian, a medical oncologist, has extensive experience running oncology studies and is an Associate Professor, and Director of the Gastrointestinal, Developmental Therapeutics, and Clinical Research Programs at the NCR Kimmel Cancer Center at Sibley Memorial Hospital Johns Hopkins University School of Medicine. Dr. Pishvaian is the Principal Investigator / Global Study Chair of our TIGeR-PaC Phase III study. Dr. Karyn Goodman serves as the Radiation Monitor for our TIGeR-PaC Phase III study and Professor and Vice Chair of Clinical Research, Department of Radiation Oncology at the Icahn School of Medicine at Mount Sinai, and Associate Director of Clinical Research at the Tisch Cancer Institute at Mount Sinai.

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

Intravenous (IV), or systemic chemotherapy (gemcitabine and nab-paclitaxel), which has a seven-week survival benefit is considered standard of care for most solid tumors, but limitations include less than acceptable efficacy, systemic toxicities, and other side effects.

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

Tumors in Liver are Different from Hypovascular Tumors in the Pancreas

Figure 3: Showing liver tumors that are highly vascularized, and pancreatic tumors that are avascular.

RenovoTAMP has been under development for over 14 years

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

In procedures developed for the RenovoTAMP platform, interventional radiologists utilize RenovoCath to pressurize an isolated vessel segment.

Figure 4: Occluding the vessel with RenovoCath, while adjusting the balloon-to-balloon distance to exclude all blood vessel branches, established an intravascular interstitial pressure in the isolated blood vessel segment of approximately 20 mmHg. With subsequent infusion of fluids between the balloons at 6 mls/minute, the intravascular pressure increases to above 45 mmHg, trans-arterially forcing the small molecule drug across the arterial wall via diffusion (this patented process of perfusing the vessel wall is Trans Arterial Micro Perfusion, or RenovoTAMP).

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

RenovoCath Delivers Chemotherapeutic Agent Between Two Balloons

Chemotherapy Infusion Port
Second Balloon (distal)
First Balloon (proximal)
Chemotherapy Exit Hole

Figure 5: RenovoCath delivery system illustrating two balloon configuration to isolate the target vessel segment, and chemotherapy delivery port and exit hole.

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

RenovoGem for LAPC

Disease Overview

Pancreatic cancer is one of the deadliest cancers in the US with very poor outcomes. According to American Cancer Society’s Cancer Facts & Figures 2023, pancreatic cancer has a 5-year combined overall survival rate of 12% (Stages I-IV) and is on track to be the second leading cause of cancer-related deaths before 2030. LAPC is diagnosed when the disease has not spread far beyond pancreas, however, has advanced to the point where it cannot be surgically removed. LAPC is typically associated with patients in stage 3 of the disease as determined by the TNM (tumor, nodes and metastasis) grading system.

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

Based on primary market research and analysis of the US market sponsored by RenovoRx and conducted by third parties, we believe that over 5,000 patients per year would be excellent candidates and undergo RenovoGem treatment once it is approved in the US. The independent oncologists interviewed stated their dissatisfaction with current standard of care and the strong desire for a therapy like ours to extend potential survival while maintaining quality of life. Further, the analysis suggests, based on analogous oncology drugs with only a modest efficacy benefit, a novel drug can expect 50-80%+ penetration in a first line setting. The results of the Key Opinion Leader, or KOL interviews revealed that a majority of oncologists would refer 90%+ of their LAPC patients who are eligible for the procedure for RenovoTAMP if the current Phase III trial demonstrates at least a 4-month survival benefit over systemic chemotherapy. As of March 8, 2023, we announced interim analysis results of the study suggesting a 6-month potential improvement in median overall survival with RenovoGem, pending ongoing clinical investigation. We believe this first-of-two interim analyses indicates that the TIGeR-PaC study is on track to demonstrate increased lifespan for patients being treated with RenovoGem for LAPC.

RenovoTAMP Therapy Platform and First Product Candidate, RenovoGem

Figure 6: We invented a new therapy platform, RenovoTAMP, that uses pressure to force small molecule chemotherapeutics across the vessel wall into the surrounding tissue using our patented RenovoCath delivery system. Our first product candidate, RenovoGem, is a drug/device combination of intra-arterial gemcitabine and the RenovoCath delivery system, and is under development for LAPC and eCCA. We have secured Orphan Drug Designations for RenovoGem for the treatment of both pancreatic cancer and cholangiocarcinoma.

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

Infusion Pressure Achieved When Side Blood Vessel Branches Are Excluded

Mean Pressure Starting at Infusion
No Side Branch
STOP INFUSION
160
140
120
100
80
60
40
20
0
Pressure (mmHg)
00:00.0
00:10.0
00:20.0
00:30.0
00:40.0
00:50.0
01:00.0
01:10.0
01:20.0
01:30.0
01:40.0
01:50.0
02:00.0
02:10.0
02:20.0
02:30.0
02:40.0
02:50.0
03:00.0
03:10.0
03:20.0
03:30.0
Time (min:sec)

Side Branch

Mean Pressure Starting at Infusion
With Side Branch
STOP INFUSION
120
100
80
60
40
20
0
Pressure (mmHg)
Time (min:sec)

Figure 7: Top panel demonstrates proper balloon positioning with no side branch. Pressure increases with infusion and reaches a plateau of approximately 75 mmHg higher than initial pressure. Bottom panel demonstrates improper balloon positioning with side branch between the balloons. Pressure increases with infusion and reaches a plateau of approximately only 15mmHg higher than initial pressure.

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

In a Preclinical Study - 99% of Chemotherapy Crosses Arterial Wall with RenovoTAMP Delivery

Figure 8: RenovoTAMP: delivery of chemotherapy through the RenovoCath and into the tissue to bathe the tumor in chemotherapy. In a preclinical study using gemcitabine, 99% of the drug crosses the arterial wall and less than 0.75% is retained in the vessel wall tissue.

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

Dye Demonstrates RenovoTAMP Delivery of Agent into Pancreatic Tissue

Figure 9: RenovoCath was introduced into the GDA and a side branch was excluded by coiling. This test was conducted in an acute porcine model and demonstrated a dye coverage area of approximately 10.56 cm2 for a 2-minute dye infusion. All dimensions in above figure are in cm.

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

Dye Staining Demonstrates RenovoTAMP Delivery of Agent to Lung Tissue

Figure 10: Dense dye staining localized to the area of the isolated pulmonary artery segment and penetrating 4 cm into surrounding tissue following 1 minute dye infusion. In addition, gemcitabine was delivered via RenovoTAMP for 20 minutes demonstrating 100-fold increase in tissue concentration of gemcitabine compared to IV delivery of gemcitabine at the same infusion rate.

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

RenovoTAMP Increases Local Tissue Concentration of Gemcitabine Compared to IV Infusion

Tissue Concentration Gem. (ng/g)

10^7
10^6
10^5
10^4
10^3
10^2
10^1
10^0
Control
TAMP

Figure 11: Local tissue concentration of gemcitabine. control (Blue): Intravenous infusion versus RenovoTAMP (Orange): RenovoTAMP: intra-arterial infusion. The tissue concentration with intravenous infusion and/or distant from RenovoTAMP site (likely after recirculation through systemic system) are 100-fold lower than tissue levels achieved with RenovoTAMP.

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

RenovoTAMP Combined with Radiation Reduces Venous Outflow by Decreasing the Microvasculature

Figure 12: Mechanism of RenovoTAMP and radiation reduces venous outflow by decreasing the microvasculature networks that could act as an “escape route” for the drugs. The photo on the left illustrates this effect in a dye infusion study in the porcine animal model. The panel on the right demonstrates venous chemotherapy washout without radiation versus less venous escape routes for chemotherapy following radiation.

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

Dye Test Demonstrates that RenovoTAMP Plus Radiation Increases Concentration of Gemcitabine

Figure 13: To demonstrate the effect of radiation pre-treatment, we delivered radiation therapy to the left leg of a pig. After waiting one month for the therapy to fully affect the vasculature, we performed RenovoTAMP on the left and right leg arteries with blue dye and gemcitabine. Dissection revealed better dye penetration into the tissue on the left (irradiated) leg, and punch biopsy demonstrated higher gemcitabine concentration in the left leg.

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

LAPC Clinical Development

RenovoTAMP has been studied in a Phase I/II dose-ranging study of 20 subjects with locally advanced pancreatic cancer (RR1) and in an observational study that enrolled 25 additional subjects with pancreatic cancer (RR2); two subjects from the RR1 safety study continued to receive treatment in the RR2 observational registry study. We subsequently launched a Phase III registration trial (TIGeR-PaC). As of March 8, 2023, we announced interim analysis results of the study suggesting a 6-month potential improvement in median overall survival with RenovoGem, pending ongoing clinical investigation. We believe this first-of-two interim analyses indicates that the TIGeR-PaC study is on track to demonstrate increased lifespan for patients being treated with RenovoGem for LAPC. Final analysis will be conducted after 86 protocol-specified events have occurred in the SBRT population with two planned interim analyses: this first analysis with 30% of the specified events (deaths) reported and the second analysis when 60% of the events have been reported (expected in 2024).

Phase I/II Dose-Ranging Study: RR1

Study Design

A Phase I/II safety study of our RenovoTAMP therapy has been completed in subjects with LAPC (Phase I/II RenovoCath/Gem RR1). This multicenter, prospective, open label, interventional, nonrandomized, intra-subject dose escalation study evaluated IA gemcitabine delivered locally to the pancreas using RenovoCath in 20 subjects with LAPC. The primary objectives of the study were (1) to establish the maximum tolerated dose (MTD) and (2) to study the safety and tolerability of intra-arterial (IA) gemcitabine administered by RenovoCath at doses ranging from 250 mg/m2 to 1000 mg/m2. Secondary endpoints included overall survival, CA 19-9 marker change, change in tumor size based on RECIST 1.1 (Response Evaluation Criteria in Solid Tumors) criteria, and pain scores and narcotic use. Adverse events were collected from the first IA gemcitabine infusion until 3 months following the final IA gemcitabine infusion. Subjects were followed for survival.

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

Subjects Who Received More Intra-arterial Treatment Cycles Survived Longer

Figure 14: This chart shows survival as a function of total number of IA treatment cycles received. Subjects receiving all 4 cycles (n=8) had a median survival time of 21.7 months, compared to a median survival time of 10.9 months for all subjects (n=20).

Subjects Who Received Greater Cumulative Exposure to RenovoGem Survived Longer

Figure 15: Splitting the entire cohort into equal tertiles based on total dose received, patients receiving the lowest total dose (<2.5g/m2; n=7) demonstrated the lowest median overall survival (8.1 months) compared to patients in the group receiving the next higher total dose (>2.5g/m2, but <4g/m2; n=6; median OS=10.9 months), and patients in the group receiving the highest total dose (>4g/m2; n=7; median OS=27.5 months).

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

Figure 16: Survival of subjects with or without prior chemoradiation. Subjects with prior chemoradiation (n=5) had a median survival time of 28.2 months, compared with a median survival time of 13.6 months for subjects without prior chemoradiation (n=10).

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

CA 19-9 Tumor Marker Change

CA19-9 is a protein that can be detected in serum and is a biomarker of pancreatic cancer; its levels can be used to assess tumor response to therapy. Twelve of 20 subjects had measurable CA 19-9 tumor markers. The final CA 19-9 tumor marker levels were lower in 7 of 12 (58%) and greater in 5 of 12 (42%) subjects. It is notable that final tumor marker levels were lower in 4 of 5 subjects with prior chemoradiation and higher in 5 of 7 subjects without prior chemoradiation.

Observational Registry Study RR2

We launched the RR2 observational registry study in January 2016 to further explore the clinical utility of the RenovoTAMP procedure. The key inclusion criteria were patients with locally advanced or borderline resectable pancreatic adenocarcinoma confirmed by histology or cytology. This was an observational patient registry study with endpoints of safety and survival following intra-arterial gemcitabine treatment with RenovoCath. The study was conducted at 7 sites in the US and subsequently closed on August 2019 except for one US site (that did not participate in the Phase III study). This last site in the study was officially closed in September 2020. Over the 3 years that the trial was open, we enrolled 25 subjects with LAPC. Two of those subjects had participated in our Phase I/II RenovoCath/Gem RR1 trial: each received 8 IA gemcitabine infusions prior to enrollment in the RR2 study. A summary of data updated through January 2021 is presented below.

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

Two subjects were continuations from the previous Phase I/II RenovoCath/Gem RR1 study, and as a result, received more than eight treatments (total in both studies). The treatment received summary is shown in Table 2:

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

Trial Results

Safety

There were a number of adverse events reported. The most common were nausea (36%), vomiting (28%), abdominal pain (32%), followed by vascular access complications (16%). The less common adverse events reported (< 5%) included rash, allergic reaction, retroperitoneal hemorrhage, sepsis, ischemic bowel, arterial spasm, atrial fibrillation, chest pain, back pain, hypoglycemia, pruritis, and other GI issues. No deaths were noted in the immediate post-treatment period. No deaths were considered related to study treatment. Survival is summarized as an efficacy evaluation.

Summary of Key Safety Observations

●	Neither pancreatitis nor local tissue toxicity was reported in LAPC subjects without prior surgery.

●	There was no instance of arterial dissection in this study.

●	The incidence of sepsis was lower in this study (1/25 subjects receiving 94 infusions) compared with the incidence in Phase I/II RenovoCath/Gem RR1 (3/20 subjects receiving 101 infusions). The subject with sepsis did not have a biliary stent or drain and the source of the sepsis was not identified. No sepsis events were noted after 51 infusions in 12 subjects with biliary stents, who received peri-procedure antibiotics. The incidence of sepsis in the RR2 observational registry is like that of pancreatic cancer subjects receiving myelosuppressive chemotherapeutic regiment in other studies.

Efficacy

Excluding the subjects with prior or post pancreatic cancer surgery, median survival (n=22) from the time of first IA gemcitabine treatment was 5.43 months, as illustrated in Figure 16 below, whereas median overall survival (from date of diagnosis) was 13.0 months (Figure 17).

Survival of all Subjects from first IA Gemcitabine Treatment (Median 5.43 Months)

Figure 17. Overall RR2 observational registry study cohort (N=22) survival from first IA treatment until date of death.

Overall Survival of All Subjects (Median Overall Survival 13 Months)

Figure 18: Overall RR2 observational registry study cohort (N=22) overall survival from date of diagnosis.

As in Phase I/II RenovoCath/Gem RR1, subjects with prior radiation and chemotherapy demonstrated longer survival than other subjects.

Subjects with Prior Chemoradiation Survived Longer than Subjects with Prior Chemotherapy Only

Prior Chemoradiation (N=7): median OS 27.5 mo
Prior Chemo Only (N=5): median OS 13.0 mo
No Prior Treatment (N=10): median OS 5.7 mo
Survival %
100
90
80
70
60
50
40
30
20
10
0
0
5
10
15
20
25
30
35
40
45
Months

Figure 19: Survival as function of previous treatment received for RR2 registry study subjects. As in RR1 study, subjects with prior radiation and chemotherapy demonstrated longer survival than other subjects.

In summary, the results of the RR2 observational registry build on the findings of the Phase I/II RenovoCath/Gem RR1 study. The use of RenovoCath in this patient population can be undertaken with adequate safety, with adequate attention to procedural technique including careful use/manipulation of a guide catheter to prevent arterial dissection, and with the administration of peri-procedure antibiotics in patients with prior biliary stent/drain.

RR1 and RR2 Conclusions

Patients with LAPC treated with RenovoTAMP showed efficacy signals:

●	Survival of patients with LAPC following RenovoTAMP was similar to that observed in the previous Phase I/II RenovoCath/Gem RR1 study.

●	Patients with biliary stents or drains who received RenovoTAMP who received prophylactic peri-procedure antibiotics experienced no episodes of sepsis.

●	LAPC patients who received prior radiation and chemotherapy had longer survival than those without prior radiotherapy.

●	In the RR2 observational registry study, treatment via the Superior Mesenteric Artery (SMA) showed the greatest survival benefit. It is believed that this is a result of the high contact area between the SMA and the tumor tissue.

●	The registry study (RR2) results combined with the Phase I dose escalation study (RR1) further validates prior radiation and treatment location as predictors of overall survival (in combination, RR1 and RR2 data were statistically significant for these two variables).

Based on the FDA’s safety review of our Phase I/II study and clinical outcome, the FDA allowed us to proceed to evaluate RenovoGem within our Phase III registrational clinical trial.

TIGeR-PaC Phase III Trial (RR3)

With completion of RR1 and RR2, we obtained FDA approval for Phase III IND study in February 2018 comparing RenovoTAMP with intra-arterial gemcitabine to standard of care. In the FDA pre-IND meeting, the FDA confirmed the study design and endpoints and indicated that this Phase III study should result in New Drug Application approval if successful. In April 2018, we obtained Orphan Drug Designation for the use of RenovoGem in patients with pancreatic cancer. Depending on the progress of the trial and the potential observed benefit of RenovoGem, we will evaluate submitting a request to the FDA for Breakthrough Therapy Designation.

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

The study design is as follows: all patients receive a four-month induction phase of IV chemotherapy and radiation prior to randomizing to 4 cycles (8 treatments) of RenovoTAMP or 4 cycles of continuation of IV chemotherapy. In December 2021, we amended the protocol for our Phase III clinical trial to only allow for Stereotactic Body Radiation Therapy (SBRT) radiation during the induction phase of the study. We had previously permitted both SBRT and intensity-modulated radiation therapy (IMRT). Patients receiving IMRT were required to complete 25 treatments prior to being randomized into our study. In comparison, patients receiving SBRT are only required to complete 5 treatments. IMRT is generally less tolerable than SBRT, and we had observed a higher drop out for patients on IMRT. While RenovoTAMP data versus historical controls predicts a much greater survival benefit, the TIGeR-PaC study is powered to detect a 6-month survival benefit.

A study flowchart is shown below. Subjects with stable or responding disease after approximately 4 months in induction therapy and who are not surgical candidates will then be randomized 1:1.

TIGeR-PaC Study Flowchart with Chemoradiation Induction Phase

Figure 20: TIGeR-PaC Study Flowchart. All subjects undergo a 4-month induction phase that includes IV gemcitabine + Abraxane and radiation therapy. If the subjects are stable with LAPC post-induction, they are randomized 1:1 into control group (IV gemcitabine + Abraxane) versus treatment group (intra-arterial gemcitabine via RenovoTAMP therapy). Subjects are then administered continuation therapy until disease progression and followed through survival.

In December 2021 we amended the protocol for this clinical trial to only allow for SBRT during the induction phase of the study (prior to randomization). We had previously permitted both SBRT and IMRT. Patients receiving IMRT must complete 25 radiation treatments in combination with oral chemotherapy during the induction phase of the study, which takes between 35 and 56 days to complete. In comparison, patients receiving SBRT during the induction phase are only required to complete 5 treatments, over 5 consecutive days, and do not receive oral chemotherapy. The decision to modify the study population was based on the observation in the Phase III TIGeR-PaC study that IMRT patients had a higher dropout rate during the induction phase of the study due to the high frequency of hospital visits and side effects from the required concurrent chemotherapy. As part of the pre-randomization, induction phase change made to the protocol, we initiated a review of the statistical considerations for the study and in June 2022, submitted the Modified SAP to FDA. As part of the Modified SAP, we now plan to (i) analyze only patients receiving SBRT, consistent with the protocol change made in December 2021, (ii) include a second interim analysis, (iii) change the total number of SBRT patients randomized in the study to 114 (a reduction from the original 200 patients) with a total of 86 deaths from SBRT patients, including all deaths from SBRT patients enrolled in the study before the submission of the Modified SAP, and (iv) repower the study from 90% to 80%, which is commonly used in clinical trials. We believe these changes will shorten the timeframe needed to complete the study and also significantly decrease our costs. We have not discussed the protocol amendment or the Modified SAP with the FDA, and we cannot provide any assurance that the FDA will agree with these modifications. As of March 8, 2023, we announced interim analysis results of the study suggesting a 6-month potential improvement in median overall survival with RenovoGem, pending ongoing clinical investigation. We believe this first-of-two interim analyses indicates that the TIGeR-PaC study is on track to demonstrate increased lifespan for patients being treated with RenovoGem for LAPC. Final analysis will be conducted after 86 protocol-specified events have occurred in the SBRT population with two planned interim analyses: this first analysis with 30% of the specified events (deaths) reported and the second analysis when 60% of the events have been reported (expected in 2024), with the final study readout in 2025.

In this interim analysis, the control and treatment arms demonstrated divergence in median overall survival for patients. The study is designed to randomize 114 patients (57 in each arm) with all patients receiving upfront induction chemotherapy and SBRT. The TIGeR-PaC DMC met and determined the interim data is promising and warrants continuation of this pivotal trial. As of the date of the analysis, 45 patients from U.S. sites had been randomized in this trial and the survival status of all subjects was used for the analysis.

●	23 patients were randomized to intra-arterial gemcitabine (RenovoGem investigational treatment) arm and 22 to continuation of IV gemcitabine and nab-paclitaxel (control or standard of care) arm. There were an equal number of primary events, 13 in each arm.
●	The median overall survival in the IV gemcitabine and nab-paclitaxel control arm was 10 months, versus 16 months in the intra-arterial RenovoGem arm. (NOTE: Both arms’ median overall survival calculations do not include 4 to 5-months of life since diagnosis during the induction chemotherapy and radiation phase of the trial).
●	Observed a positive trend in median overall survival by 24-weeks (6-months); in this interim analysis, the statistical significance was not reached to stop the study early (p=0.051)

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

We presented the initial results of this substudy at ASCO-GI 2023 in San Francisco, CA. At the time of the analysis, 13 samples were collected across 5 TIGeR-PaC clinical sites. We demonstrated that the cohort had an average greater than 50% reduction in systemic drug exposure with IA delivery of gemcitabine using RenovoTAMP when compared with IV administration.

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

Based on the tumor location CCA is defined as intra-hepatic, or within the liver, or extrahepatic, or outside the liver. The eCCA subset of CCA patients is about 3,000 cases per year. eCCA is a disease with an exceptionally poor prognosis.

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

More recently, the Phase III TOPAZ-1 study was presented at the 2022 ASCO GI in San Francisco, CA and demonstrated that the addition of durvalumab to the previously described gemcitabine/cisplatin regimen increased median overall survival from 11.6 months to 12.8 months in this patient population and subsequently received FDA approval.

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

Clinical Development of RenovoGem in eCCA

Rationale

In May 2020, the FDA granted us Orphan Drug Designation in May 2020 for RenovoGem for the treatment of CCA. We are planning to evaluate RenovoGem in a second indication in a Phase II/III trial in extrahepatic (or outside the liver) cholangiocarcinoma (or eCCA), cancer that occurs in the bile ducts that lead out of the liver and join with the gallbladder. After significant input from key opinion leaders across the spectrum of relevant medical specialties and feedback from the FDA, we submitted the protocol for a Phase II/III eCCA clinical trial to FDA, and after receiving feedback, we are finalizing the protocol and also including incorporating a recently approved drug, durvalumab into the study protocol with guidance from the Steering Committee. We anticipate launching this study mid this year. We have also secured FDA Orphan Drug Designation for RenovoGem for the treatment of cholangiocarcinoma, which would provide us with seven years of orphan exclusivity to market RenovoGem for our eCCA indication upon NDA approval, provided that we are the first sponsor to obtain FDA approval for intra-arterial gemcitabine for the eCCA indication.

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

Beyond our initially targeted subset of LAPC patients, we see potential to evaluate RenovoGem in additional settings where it may help to get more patients to surgery, prolong life, enhance systemic therapy or provide local therapy with fewer side effects than alternative treatments. These may include patients with stage 1 or stage 2 pancreatic cancer receiving neoadjuvant as well as in subpopulations of patients with metastases who also have locally advanced disease. Based on third-party market research, several physicians mentioned the role for local therapy as an adjunct for systemic chemotherapy as well as for patients who decline systemic chemotherapy. Among the locally advanced (stage 3) patients diagnosed with the cancers shown in Figure 22, we estimate that ~125,000 could be potentially addressable via RenovoGem.

Below is published epidemiology data showing the 2021 estimated annual incidence of the following tumor types in the United States to be greater than 350,000 patients in the aggregate.

Market Opportunity for RenovoTAMP

200,000
80,000
60,000
40,000
20,000
0
New Annual Cases (U.S.)
Pancreatic
LAPC
CCA
Extrahepatic CCA
Lung (NSCLC)
NSCLC Stage 3
Glioma
Glioblastoma
Uterine
TACE Eligible Uterine
Total
Treatable via RenovoTAMP

Figure 21: US Annual Incidence of Initial RenovoTAMP Target Tumor Types, showing overall incidence in blue, and those treatable via RenovoTAMP in orange.

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

We have 8 US patents issued, 1 European patent issued, and 8 additional patents pending in the US, EU, and Asia. We continue to explore additional opportunities to further bolster our IP position. Table 3 below describes our issued patents, all of which have been assigned to us.

Table 3 RenovoRx has Significant Patent Protection with 8 Issued Patents

Family	App. No. Filing Date	Type of Patent Protection	Patent Focus	Patent #	Estimated Expiration**
Dual Balloon Methods and Apparatuses	12/958711 Filed: 12/2/2010	US Utility patent	Methods: isolating splenic artery with 2 balloons (sliding inner catheter)	US8,821,476	January 25, 2033
Dual Balloon Methods and Apparatuses	14/870833 Filed: 9/30/2015	US Utility patent	Apparatus: 2 balloons, seal to isolate lumen, and infusion aperture	US9,463,304	December 2, 2030
Dual Balloon Methods and Apparatuses	14/293603 Filed: 6/2/2014	US Utility patent	Apparatus: 2 balloons (sliding inner catheter), 2 ports for fluid handling	US9,457,171	April 16, 2031
Dual Balloon Methods and Apparatuses	15/351922 Filed: 11/15/2016	US Utility patent	Kits for chemotherapy including catheter with 2 balloons, an infusion aperture and 2 ports	US10,512,761	April 16, 2031
Dual Balloon Methods and Apparatuses	108351107 Filed: 12/2/2010	E.U. Utility patent, nationalized in BE, CH, DE, ES, FR, GB, IE, IT and NL	A two occlusion element, adjustable delivery apparatus having inner and outer catheter, seal to isolate lumen	EU 2506913	December 2, 2030
Side Branch Isolation Device and Methods	14/958428 Filed: 12/3/2015	US Utility patent	Apparatuses and Methods: 3 balloon catheters for isolating side branches	US10,099,040	December 3, 2035
Trans-Arterial Micro-Perfusion (TAMP)	15/807011 Filed: 11/8/2017	US Utility patent	Methods delivering radiation to devascularize then TAMP	U.S., 10,695,543	August 28, 2038
Dual Balloon Methods and Apparatuses	18/149649 Filed: 1/3/2023	US Utility patent (Pending application)	Methods of treating bile duct	PENDING	December 2, 2030
Trans-Arterial Micro-Perfusion (TAMP)	16/685974 Filed: 11/15/2019	US Utility patent (Pending application)	Devascularization in conjunction with TAMP	US11,052,224	November 8, 2037
Dual Balloon Methods and Apparatuses	IN 1632MUMNP2012 Filed: 12/2/2010	IN Utility patent (Pending application)	A two occlusion element, adjustable delivery apparatus having inner and outer catheter, seal to isolate lumen	PENDING	December 2, 2030
Trans-Arterial Micro-Perfusion (TAMP)	CN 2018800033529 Filed: 5/18/2018	CN Utility patent (Pending application)	Devascularization in conjunction with TAMP	PENDING	November 8, 2037*
Trans-Arterial Micro-Perfusion (TAMP)	EP 187315908 Filed: 5/18/2018	EP Utility patent (Pending application)	Devascularization in conjunction with TAMP	PENDING	November 8, 2037*
Trans-Arterial Micro-Perfusion (TAMP)	JP 2020514151 Filed: 5/18/2018	JP Utility patent (Pending application)	Devascularization in conjunction with TAMP	PENDING	November 8, 2037*
Trans-Arterial Micro-Perfusion (TAMP)	17/315220 Filed: 5/7/2021	US Utility patent (Pending application)	Devascularization in conjunction with TAMP	PENDING	November 8, 2037*
Trans-Arterial Micro-Perfusion (TAMP)	17/367046 Filed: 7/2/21	US Utility patent (Pending application)	Devascularization in conjunction with TAMP	PENDING	November 8, 2037*
Dual Balloon Methods and Apparatuses	17/558577 Filed: 12/21/2021	US Utility patent (Pending application)	Methods of treating bile duct	US11,541,211	December 2, 2030
Improved Dual Balloon Methods and Apparatuses	18/184620 Filed: 3/15/2023	US Utility patent (Pending application)	Dual occlusion catheter systems	PENDING	March 15, 2043*
Microvascular Delivery of Materials	63424842 Filed: 11/11/2022	US Provisional patent (Pending application)	Methods and devices for delivering agent through Vasa Vasorum	PENDING	N/A

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

Within our TIGeR-PaC Phase III trial, hospitals are sourcing generic gemcitabine labeled for IV use from their respective pharmacies to use in conjunction with the RenovoCath for the RenovoTAMP procedures. In the commercial setting, we expect to rely on contract manufacturing organizations for gemcitabine production, relabeling and co-packaging with the RenovoCath. The formulation of gemcitabine used in the TIGeR-PaC Phase III trial and in the commercial setting will be identical, however, the labeling of gemcitabine will be intra-arterial gemcitabine to be used exclusively in conjunction with RenovoCath.

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

The results of preclinical tests (which include laboratory evaluation as well as GLP studies to evaluate toxicity in animals) for a particular product candidate, together with related manufacturing information and analytical data, are submitted as part of an IND to the FDA. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions about the conduct of the proposed clinical trial, including concerns that human research subjects will be exposed to unreasonable health risks. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. IND submissions may not result in FDA authorization to commence a clinical trial. A separate submission to an existing IND must also be made for each successive clinical trial conducted during product development. Further, an independent institutional review board, or IRB, for each medical center proposing to conduct the clinical trial must review and approve the plan for any clinical trial before it commences at that center and it must monitor the study until completed. The FDA, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. Clinical testing also must satisfy extensive good clinical practice, or GCP, regulations and regulations for informed consent and privacy of individually identifiable information. Similar requirements to the United States, IND are required in the EU and other jurisdictions in which we may conduct clinical trials.

Clinical Trials

For purposes of NDA submission and approval, clinical trials are typically conducted in the following sequential phases, which may overlap:

●	Phase I Clinical Trials. Studies are initially conducted in a limited population to test the product candidate for safety, dose tolerance, absorption, distribution, metabolism and excretion, typically in healthy humans, but in some cases in patients.

●	Phase II Clinical Trials. Studies are generally conducted in a limited patient population to identify possible adverse effects and safety risks, explore the initial efficacy of the product for specific targeted indications and to determine dose range or pharmacodynamics. Multiple Phase II clinical trials may be conducted by the sponsor to obtain information prior to beginning larger and more expensive Phase III clinical trials.

●	Phase III Clinical Trials. These are commonly referred to as pivotal studies. When Phase II evaluations demonstrate that a dose range of the product is effective and has an acceptable safety profile, Phase III clinical trials are undertaken in large patient populations to further evaluate dosage, provide substantial evidence of clinical efficacy and further test for safety in an expanded and diverse patient population at multiple, geographically dispersed clinical trial centers.

●	Phase IV Clinical Trials. The FDA may approve an NDA for a product candidate, but require that the sponsor conduct additional clinical trials to further assess the drug after NDA approval under a post-approval commitment. In addition, a sponsor may decide to conduct additional clinical trials after the FDA has approved an NDA. Post-approval trials are typically referred to as Phase IV clinical trials.

Sponsors of clinical trials may submit proposals for the design, execution, and analysis for their pivotal trials under a Special Protocol Assessment, or SPA. A SPA is an evaluation by the FDA of a protocol with the goal of reaching an agreement that the Phase III trial protocol design, clinical endpoints, and statistical analyses are acceptable to support regulatory approval of the drug product candidate with respect to effectiveness for the indication studied. Under a SPA, the FDA agrees to not later alter its position with respect to adequacy of the design, execution or analyses of the clinical trial intended to form the primary basis of an effectiveness claim in an NDA, without the sponsor’s agreement, unless the FDA identifies a substantial scientific issue essential to determining the safety or efficacy of the drug after testing begins.

Since the COVID-19 public health emergency, FDA has issued various COVID-19 guidance documents, including guidance on conducting clinical trials during the pandemic; resuming normal drug and biologics manufacturing operations; manufacturing, supply chain, and inspections; and statistical considerations for clinical trials during the COVID-19 public health emergency, among others. The ultimate impact of the COVID-19 pandemic on our business operations and clinical development plans is highly uncertain and subject to change and will depend on future developments, including new regulatory requirements and changes to existing regulations. If new guidance and policies are promulgated by the FDA that require changes in our clinical protocol or clinical development plans, our anticipated timelines and regulatory approval may be delayed or materially impacted. President Biden announced that the administration intends to end the COVID-19 national and public health emergencies on May 11, 2023. The full impact of the termination of the public health emergencies on FDA and other regulatory policies and operations are unclear.

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

Before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. Additionally, the FDA will generally inspect the facility or the facilities at which the drug is manufactured. The FDA will not approve the product unless compliance with cGMPs is satisfactory, and the NDA contains data that provide substantial evidence that the drug is safe and effective in the indication studied. After the FDA evaluates the NDA and the manufacturing facilities, it issues either an approval letter or a complete response letter, or CRL. A CRL generally outlines the deficiencies in the submission and may require substantial additional testing, or information, in order for the FDA to reconsider the application. If, or when, those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. A CRL may require additional clinical data and/or an additional pivotal Phase III clinical trial(s), and/or other significant, expensive and time-consuming requirements related to clinical trials, preclinical studies or manufacturing. Data from clinical trials are not always conclusive and the FDA may interpret data differently than we or our collaborators interpret data. Approval may be contingent on a Risk Evaluation and Mitigation Strategy, or REMS, that limits the labeling, distribution or promotion of a drug product. Once issued, the FDA may withdraw product approval if ongoing regulatory requirements are not met or if safety problems occur after the product reaches the market. In addition, the FDA may require testing, including Phase IV clinical trials, and surveillance programs to monitor the safety effects of approved products which have been commercialized, and the FDA has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs or other information.

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

Further, in Catalyst Pharms., Inc. v. Becerra, 14 F.4th 1299 (11th Cir. 2021), the court disagreed with the FDA’s longstanding position that the orphan drug exclusivity only applies to the approved use or indication within an eligible disease. This decision created uncertainty in the application of the orphan drug exclusivity. On January 24, 2023, the FDA published a notice in the Federal Register to clarify that while the agency complies with the court’s order in Catalyst, the FDA intends to continue to apply its longstanding interpretation of the regulations to matters outside of the scope of the Catalyst order – that is, the agency will continue tying the scope of orphan-drug exclusivity to the uses or indications for which a drug is approved, which permits other sponsors to obtain approval of a drug for new uses or indications within the same orphan designated disease or condition that have not yet been approved. It is unclear how future litigation, legislation, agency decisions, and administrative actions will impact the scope of the orphan drug exclusivity.

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

Other legislative changes have been proposed and adopted since the ACA was enacted, including aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2031, with the exception of a temporary suspension implemented under various COVID-19 relief legislation from May 1, 2020 through March 31, 2022, unless additional action is taken by Congress. Under current legislation, the actual reduction in Medicare payments can vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester.

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

Currently, there are a number of companies in Phase III clinical trials for the treatment of LAPC including Angiodynamics, Bausch Health, Fibrogen, NovoCure, and SynCore Biotechnology. We are aware of a number of companies in Phase I and Phase II clinical trials for the treatment of LAPC including one interventional company, TriSalus Lifesciences.

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

Employees and Human Capital Resources

As of the date of this Annual Report, we had nine employees. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We focus on employee engagement and believe our relationship with our employees is good. We have 14 key consultants in the areas of quality, regulatory, finance, legal, clinical, and marketing.

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

Facilities

Our administrative headquarters is located at 4546 El Camino Real, Suite B1, Los Altos, CA 94022. The office space is approximately 1,480 square feet, and we rent on a month-to-month basis. We believe that our facility is adequate for our current operations and purposes, and that suitable additional or alternative space will be available in the future on commercially reasonable terms, if required.

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

We are a clinical stage company and have incurred significant losses since our formation. As of December 31, 2022, we have an accumulated total deficit of approximately $31.2 million. For the fiscal years ended December 31, 2022 and 2021, we had net losses of approximately $9.9 million and $6.3 million, respectively. To date, we have experienced negative cash flow from the development of our product candidate, RenovoGem, our platform technology, RenovoTAMP, and our RenovoCath delivery system. We have not generated any revenue from operations, and we expect to incur substantial net losses for the foreseeable future as we seek to further develop and commercialize RenovoGem and expand our pipeline of product candidates. Because of the numerous risks and uncertainties associated with developing and commercializing RenovoGem, we are unable to predict the extent of any future losses or when we will attain profitability, if ever. Investors in our common stock must carefully consider the substantial challenges, risks and uncertainties inherent in the attempted development and commercialization of RenovoGem. We may never successfully commercialize RenovoGem, and our business may not be successful.

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

As of December 31, 2022, we had cash, cash equivalents and short-term marketable securities of $6.4 million. Due to our recurring operating losses and the expectation that we will continue to incur net losses in the future, we will be required to raise additional capital to complete the development and commercialization of our product candidates. We have historically financed our operations primarily through private sales of our equity, debt financing and the sale of common stock and warrants in our initial public offering, or IPO. To raise additional capital, we may seek to sell additional equity and/or debt securities, obtain a credit facility or other loan or enter into collaborations, licenses or other similar arrangements, which we may not be able to do on favorable terms, or at all. For example, we have filed an omnibus shelf registration statement on Form S-3 that provides for aggregate offerings of up to $50 million of the Company’s securities subject to various limitations, including limited sales in any twelve-month period while we are subject to the “baby-shelf” rules. We also have filed a registration statement on Form S-1 to register the cash exercise of our outstanding warrants, with such cash exercise only expected to occur when the trading price of our common stock is in excess of the $10.80 per share exercise price of our outstanding warrants. Our ability to obtain additional financing will be subject to a number of factors, including market conditions, fluctuations in interest rates, our operating performance and investor sentiment. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue the development and/or commercialization of our product candidates, restrict or cease our operations or obtain funds by entering into agreements on unfavorable terms. Failure to obtain additional capital on acceptable terms, or at all, would result in a material and adverse impact on our operations. As a result, there is substantial doubt about our ability to operate as a going concern.

Our financial statements as of December 31, 2022 have been prepared on a going concern basis and do not include any adjustments that may result from the outcome of this uncertainty. If we fail to raise additional working capital, or do so on commercially unfavorable terms, it would materially and adversely affect our business, prospects, financial condition and results of operations, and we may be unable to continue as a going concern. As a result, there is substantial doubt about our ability to operate as a going concern. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms, if at all. If we are unable to continue as a going concern, we might have to liquidate our assets and the value we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements, and our shareholders may lose their entire investment in our ordinary shares.

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

We may experience delays in clinical testing of our product candidates. We do not know whether planned clinical trials will begin on time, will need to be redesigned or will be completed on schedule, if at all, especially in light of the effects of the COVID-19 pandemic, including the effects of recent variants. From time to time, based on our experience with a clinical trial, we may amend the clinical trial protocol to address any issues that we observe as the trial is progressing, including in response to COVID-19 related factors or other factors impacting safety and the data collected, or we may be required to make certain changes in response to issues raised by the FDA, IRB, other regulatory authorities, investigators or clinical sites. Protocol amendments are subject to IRB and regulatory approval before we implement material changes, can result in additional costs, require additional data or participants, and may negatively impact the timelines for the trial. For example, in December 2021, we amended the protocol for our Phase III clinical trial to only allow SBRT patients during the induction phase of the study, as we observed a higher drop-out rate for patients on IMRT. As part of this change, we initiated a review of the statistical considerations for the study and in June 2022, submitted a Modified SAP to FDA. We submitted a protocol amendment to FDA in the second half of 2022 to reflect the changes in the Modified SAP. Under the modified Phase III clinical trial protocol and the Modified SAP, we plan to (i) analyze only patients receiving SBRT, consistent with the protocol change made in December 2021, (ii) include a second interim analysis, (iii) change the total number of SBRT patients randomized in the study to 114 (a reduction from the original 200 patients), with a total of 86 deaths from SBRT patients, including all deaths from SBRT patients enrolled in the study before the submission of the Modified SAP, and (iv) repower the study from 90% to 80%, which is commonly used in clinical trials. To date, we have not received any comments or objections from the FDA on the Modified SAP, which we submitted to the FDA in June 2022. We cannot provide assurance that the FDA will not raise any objections or disagree with our Modified SAP or the protocol amendments. We can provide no assurance on the timing of any of our interim analyses or when we will complete our Phase III study, if at all, or the outcome of the study. Disclosure of findings from our interim analyses before the completion of the trial may also impact the enrollment or retention of patients in our ongoing clinical trial. The changes in our study protocol may limit the clinical trial sites that can participate in our study, impact enrollment, and delay regulatory approval. If the FDA objects to our protocol amendments or Modified SAP, we may be required to expand the size of our study, increase the power level, or make other changes that can delay our clinical timelines and delay regulatory approval. Further, to the extent protocol amendments impact the data needed to support our proposed indication, the indication that is ultimately approved by the FDA or other regulatory authorities may be narrower than the indication initially sought. The FDA and other regulatory authorities may also impose other restrictions in our proposed labeling, which could have a material adverse effect on the prospects of our product candidates, if approved, and our business.

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

Further, in Catalyst Pharms., Inc. v. Becerra, 14 F.4th 1299 (11th Cir. 2021), the court disagreed with the FDA’s longstanding position that the orphan drug exclusivity only applies to the approved use or indication within an eligible disease. This decision created uncertainty in the application of the orphan drug exclusivity. On January 24, 2023, the FDA published a notice in the Federal Register to clarify that while the agency complies with the court’s order in Catalyst, the FDA intends to continue to apply its longstanding interpretation of the regulations to matters outside of the scope of the Catalyst order – that is, the agency will continue tying the scope of orphan-drug exclusivity to the uses or indications for which a drug is approved, which permits other sponsors to obtain approval of a drug for new uses or indications within the same orphan designated disease or condition that have not yet been approved. It is unclear how future litigation, legislation, agency decisions, and administrative actions will impact the scope of the orphan drug exclusivity.

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

We do not currently possess internal manufacturing capacity. We plan to utilize the services of cGMP manufacturers, FDA inspected contract manufacturers to formulate and manufacture our preclinical and clinical supplies. Any curtailment in the availability of gemcitabine, or RenovoCath, the drug delivery device, however, could result in production or other delays with consequent adverse effects on us. In addition, because regulatory authorities must generally approve raw material sources for pharmaceutical products, changes in raw material suppliers may result in production delays or higher raw material costs.

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

The manufacture of pharmaceutical products, including drug/device combination products, requires significant expertise and capital investment, including the development of an acceptable formulation to support later-stage trials for our product candidates, advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products may encounter difficulties in production, particularly in scaling up production and reformulating the form of any of our product candidates. For drug/device combination products, ensuring compliance with both medical device and drug regulations exposes us to additional risks. These problems include difficulties with production costs and yields, quality control, including stability of the product and quality assurance testing, shortages of qualified personnel, as well as compliance with federal, state, and foreign regulations. Our contract manufacturers may also place a priority on the manufacture of their own products, or other customers’ products. In addition, any delay or interruption in the supply of clinical trial supplies, due to the effects of the COVID-19 pandemic or otherwise, could delay the completion of our clinical trials, increase the costs associated with conducting our clinical trials and, depending upon the period of delay, require us to commence new clinical trials at significant additional expense or to terminate a clinical trial.

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

While we will oversee compliance of our contract manufacturers, ultimately, we will not have control over our manufacturers’ compliance with these regulations and standards. A failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval. If the safety of any of our product candidates is compromised due to a manufacturers’ failure to adhere to applicable laws or for other reasons, we may not be able to obtain regulatory approval for or successfully commercialize any of our product candidates, and we may be held liable for any injuries sustained as a result. Any of these factors could cause a delay of clinical trials, regulatory submissions, approvals, or commercialization of RenovoGem or other product candidates, entail higher costs or result in us being unable to effectively commercialize any of our product candidates. Furthermore, if our manufacturers fail to deliver the required commercial quantities on a timely basis and at commercially reasonable prices, we may be unable to meet demand for any approved products and would lose potential revenues. There are also risks of our contract manufacturers failing to perform as agreed, terminating their relationship with us, experiencing the effects of any strikes or other work stoppages, or not remaining in the contract manufacturing business.

Our dependence on third-party suppliers subjects us to a number of risks that could negatively impact our ability to manufacture products and harm our business, including:

●	interruption of supply resulting from modifications to, or discontinuation of, a supplier’s operations;

●	delays in product shipments resulting from uncorrected defects, reliability issues, or a supplier’s failure to produce components that consistently meet our quality specifications;

●	price fluctuations due to a lack of long-term supply arrangements with our suppliers for key components;

●	inability to obtain adequate supply in a timely manner or on commercially reasonable terms;

●	difficulty identifying and qualifying alternative suppliers for components in a timely manner;

●	inability of suppliers to comply with applicable provisions of the FDA’s QSR, cGMP regulations or other applicable laws or regulations enforced by the FDA or state regulatory authorities and foreign regulatory authorities;

●	inability to ensure the quality of products or components manufactured by third parties;

●	production delays related to the evaluation and testing of products and components from alternative suppliers and corresponding regulatory qualifications;

●	delays in delivery by our suppliers due to changes in demand from us or their other customers, or our suppliers prioritizing their other customers over us; and

●	an outbreak of disease or similar public health threat, such as the existing threat of COVID-19 pandemic, particularly as it may impact our supply chain.

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

Due to regulatory restrictions inherent in an IND or NDA, or for economic reasons, various steps in the manufacture of any of our product candidates may need to be sole-sourced. We currently obtain our RenovoCath delivery system, subject to requirements under the QSR, from a single supplier. In accordance with cGMP regulations and QSR, changing manufacturers may require the re-validation of manufacturing processes and procedures, and may require further preclinical studies or clinical trials to show comparability between the materials produced by different manufacturers, and further regulatory review and approval. Changing our current or future contract manufacturers may be difficult for us and could be costly, which could result in our inability to manufacture our product candidate for an extended period of time and therefore a delay in the development of any of our product candidates. While we intend to find alternative suppliers to mitigate the risk, our efforts may not be successful. Further, to maintain our development timelines in the event of a change in our third-party contract manufacturer, we may incur significantly higher costs to manufacture any of our product candidates.

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

A variety of risks associated with operating internationally could materially adversely affect our business.

Doing business internationally involves a number of risks, including but not limited to:

●	multiple, conflicting and changing laws and regulations, such as privacy regulations, tax laws, export and import restrictions, employment laws, regulatory requirements and other governmental approvals, permits and licenses;

●	failure by us to obtain and maintain regulatory approvals for the use of our products in various countries;

●	additional potentially relevant third-party patent rights;

●	complexities and difficulties in obtaining protection and enforcing our intellectual property;

●	difficulties in staffing and managing foreign operations;

●	complexities associated with managing multiple payor reimbursement regimes, government payors or patient self-pay systems;

●	limits in our ability to penetrate international markets;

●	financial risks, such as longer payment cycles, difficulty collecting accounts receivable, the impact of local and regional financial crises on demand and payment for our products, exposure to foreign currency exchange rate fluctuations and a rising rate of inflation;

●	natural disasters, political and economic instability, including wars, terrorism and political unrest, outbreak of disease, boycotts, curtailment of trade and other business restrictions;

●	certain expenses including, among others, expenses for travel, translation, and insurance; and

●	regulatory and compliance risks that relate to maintaining accurate information and control over sales and activities that may fall within the purview of the U.S. Foreign Corrupt Practices Act, its books and records provisions, or its anti-bribery provisions.

Any of these factors could significantly harm any current or future international operations and, consequently, our results of operations.

General economic or business conditions may have a negative impact on our business.

Continuing concerns over U.S. healthcare reform legislation and energy costs, geopolitical issues, fluctuations in inflation rates, market volatility, the availability and cost of credit and government stimulus programs in the U.S. and other countries, including those related to the COVID-19 pandemic, as well as recent and potential future disruptions in access to bank deposits or lending commitments due to bank failure, have contributed to increased volatility and could materially and adversely affect our liquidity, our business and financial condition. The recent closures of Silicon Valley Bank and Signature Bank and their placement into receivership with the Federal Deposit Insurance Corporation (“FDIC”) created bank-specific and broader financial institution liquidity risk and concerns. Although the Department of the Treasury, the Federal Reserve, and the FDIC jointly released a statement that depositors at Silicon Valley Bank and Signature Bank would have access to their funds, even those in excess of the standard FDIC insurance limits, future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages. The failure of any bank in which we deposit our funds could reduce the amount of cash we have available for our operations or delay our ability to access such funds. Any such failure may increase the possibility of a sustained deterioration of financial market liquidity, or illiquidity at clearing, cash management and/or custodial financial institutions. In the event we have a commercial relationship with a bank that has failed or is otherwise distressed, we may experience delays or other issues in meeting our financial obligations. If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our cash and cash equivalents and investments may be threatened and could have a material adverse effect on our business and financial condition.

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

Since its enactment, there remain judicial and Congressional challenges to certain aspects of the PPACA. For example, in June 2021 the U.S. Supreme Court held that Texas and other challengers had no legal standing to challenge the PPACA, dismissing the case on procedural grounds without specifically ruling on the constitutionality of the PPACA. Thus, the PPACA will remain in effect in its current form. In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 due to subsequent legislative amendments will remain in effect through 2031, with the exception of a temporary suspension implemented under various COVID-19 relief legislation from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. Under current legislation, the actual reduction in Medicare payments can vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester.

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

The COVID-19 pandemic, and government responses have created disruption in global supply chains and adversely impacting many industries. The pandemic could have a continued material adverse impact on economic and market conditions. We continue to monitor the impact of the COVID-19 pandemic, including its most recent variants, closely. The extent to which the COVID-19 pandemic will impact our operations or financial results is uncertain.

The pandemic and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services has fallen. While the extent of the impact of the COVID-19 pandemic on our business and financial results is uncertain, a continued and prolonged public health crisis such as the COVID-19 pandemic could have a material adverse effect on our business, financial condition and results of operations. As a result of the COVID-19 pandemic, including its most recent variants, we may experience disruptions that could severely impact our business and clinical trials, including:

●	delays or difficulties in enrolling and retaining patients in our clinical trials;

●	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;

●	diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

●	interruption of key clinical trial activities, such as clinical trial site data monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others or interruption of clinical trial subject visits and study procedures, which may impact the integrity of subject data and clinical study endpoints;

●	interruption or delays in the operations of the FDA or other regulatory authorities, which may impact review and approval timelines;

●	interruption of, or delays in receiving, supplies of our product candidates from our contract manufacturing organizations due to staffing shortages, production slowdowns or stoppages and disruptions in delivery systems;

●	limitations on employee and consulting resources that would otherwise be focused on the conduct of our clinical trials, including because of sickness of employees, consultants or their families or the desire of employees or consultants to avoid contact with large groups of people;

●	interruption or delays to our outsourced clinical activities; or

●	changes in clinical site procedures and requirements as well as regulatory requirements for conducting clinical trials during the pandemic.

Since March 2020, the FDA issued various COVID-19 related guidance documents, including guidance on conducting clinical trials during the pandemic and on good manufacturing practice considerations, among others. President Biden announced that the administration intends to end the COVID-19 national and public health emergencies on May 11, 2023. The full impact of the termination of the public health emergencies on FDA and other regulatory policies and operations are unclear.

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

Changes in tax laws or in their implementation or interpretation may adversely affect our business and financial condition

We are or may become subject to income and non-income taxes in the United States under federal, state and local jurisdictions and in certain foreign jurisdictions in which we operate. Tax laws, regulations and administrative practices in these jurisdictions may be subject to significant change, with or without advance notice. For example, on January 1, 2022, a provision of the Tax Cuts and Jobs Act of 2017 went into effect that eliminates the option to deduct domestic research and development costs in the year incurred and instead requires taxpayers to amortize such costs over five years. The Company is currently evaluating the potential impact. Also, the Inflation Reduction Act, which introduced a 15% minimum tax on book income and a 1% excise tax on stock buybacks. Changes in tax laws (including provisions of the recently enacted federal tax legislation titled the Inflation Reduction Act), regulations, or rulings, changes in interpretations of existing laws and regulations, or changes in accounting principles could negatively and materially affect our financial position, effective tax rates, cash flows, and results of operations.

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

Effective internal control over financial reporting is necessary for us to provide reliable financial reports in a timely manner. In connection with the audit of our financial statements as of and for the years ended December 31, 2022, 2021, 2020 and 2019, we identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, we determined that we lacked a sufficient number of qualified accounting and financial reporting personnel with an appropriate level of knowledge, training and experience to address complex accounting issues, sufficient written policies and procedures for accounting and financial reporting in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), and adequate management review controls. In addition, we determined that our financial statement close process includes significant control gaps mainly driven by the small size of our accounting and finance staff and, as a result, a significant lack of appropriate segregation of duties.

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

As a public company, we maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated, communicated and discussed with our management, including our Chief Executive Officer and Chief Financial Officer or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the desired control objectives will be met.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial and Accounting Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the year ended December 31, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial and Accounting Officer have concluded that, during the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were not effective due to our previously identified material weaknesses in internal control over financial reporting. As a result, we have performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. GAAP. Accordingly, notwithstanding the identified material weaknesses, management, including our Chief Executive Officer and Chief Financial and Accounting Officer, believes the financial statements included in this Annual Report on Form 10-K are fairly presented, in all material respects, in accordance with U.S. GAAP.

We are an “emerging growth company,” and the reduced reporting requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including exemption from compliance with the auditor attestation requirements of Section 404; the ability to delay the implementation of new or revised financial accounting standards; reduced disclosure obligations regarding executive compensation; and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, the information we provide stockholders will be different than the information that is available with respect to other public companies. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the closing of our IPO, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock held by non-affiliates exceeds $700 million as of the end of our prior second fiscal quarter, or (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our administrative headquarters is located at 4546 El Camino Real, Suite B1, Los Altos, CA 94022. The office space is approximately 1,480 square feet, and we rent on a month-to-month basis. We believe that our facility is adequate for our current operations and purposes, and that suitable additional or alternative space will be available in the future on commercially reasonable terms, if required.

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

Holders of Record of Common Stock

As of March 24, 2023, there were approximately 120 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. As of such date, there were 9,100,448 shares of our common stock issued and outstanding.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding our securities authorized for issuance under equity compensation plans will be included in Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” of this report on Form 10-K.

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

Sales of Unregistered Securities

None.

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

This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, that reflect our plans, estimates, and beliefs that involve risks and uncertainties, including those described in the section titled “Forward Looking Statements.” Our actual results and the timing of selected events could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those set forth under the section titled “Risk Factors” included elsewhere in this Annual Report.

Overview

We are a clinical-stage biopharmaceutical company focused on developing therapies for the local treatment of solid tumors. We are currently conducting a Phase III registrational trial for our lead product candidate RenovoGem™. Our therapy platform, RenovoRx Trans-Arterial Micro-Perfusion, or RenovoTAMP™®, utilizes approved chemotherapeutics with validated mechanisms of action and well-established safety and side effect profiles, with the goal of increasing their efficacy, improving their safety, and widening their therapeutic window by combining such chemotherapeutics with our proprietary drug delivery system. RenovoTAMP combines our patented Food and Drug Administration (“FDA”) cleared delivery system, RenovoCath®, with small molecule chemotherapeutic agents that can be forced across the vessel wall using pressure, targeting these anti-cancer drugs locally to the solid tumors. While we anticipate investigating other chemotherapeutic agents for intra-arterial delivery via RenovoTAMP, our clinical work to date has focused on gemcitabine, which is a generic small molecule drug. Our first product candidate, RenovoGem, is a drug /device combination consisting of intra-arterial gemcitabine and RenovoCath. FDA has determined that RenovoGem will be regulated as, and if approved we expect will be reimbursed as, a new oncology drug product. We have secured FDA Orphan Drug Designation for RenovoGem in two indications: pancreatic cancer and cholangiocarcinoma (bile duct cancer, or CCA). We have completed our RR1 Phase I/II and RR2 observational registry studies, with 20 and 25 patients respectively, in locally advanced pancreatic cancer, or LAPC. These studies demonstrated a median overall survival of 27.9 months from diagnosis in patients pre-treated with radiation followed by treatment with RenovoGem. Based on previous large randomized clinical trials, the expected survival of LAPC patients is 12 - 15 months in patients receiving only intravenous (IV) systemic chemotherapy or IV chemotherapy plus radiation (which are both considered standard of care). Unlike the randomized trials that established these standard-of-care results, our RR1 and RR2 clinical trials did not prospectively control the standard of care therapy received prior to administration of RenovoGem. Based on an FDA safety review of our Phase I/II study, FDA allowed us to proceed to evaluate RenovoGem within our Phase III registrational clinical trial.

As previously disclosed, in December 2021 we amended the protocol for this clinical trial to only allow for stereotactic body radiation therapy (SBRT) during the induction phase of the study (prior to randomization). We had previously permitted both SBRT and intensity-modulated radiation therapy (IMRT). Patients receiving IMRT must complete 25 radiation treatments in combination with oral chemotherapy during the induction phase of the study, which takes between 35 and 56 days to complete. In comparison, patients receiving SBRT during the induction phase are only required to complete 5 treatments, over 5 consecutive days, and do not receive oral chemotherapy. The decision to modify the study population was based on the observation in the Phase III TIGeR-PaC study that IMRT patients had a higher dropout rate during the induction phase of the study due to the high frequency of hospital visits and side effects from the required concurrent chemotherapy. As part of the pre-randomization, induction phase change made to the protocol, we initiated a review of the statistical considerations for the study and in June 2022, submitted a modified Statistical Analysis Plan (the “Modified SAP”) to FDA. As part of the Modified SAP, we now plan to (i) analyze only patients receiving SBRT, consistent with the protocol change made in December 2021, (ii) include a second interim analysis, (iii) change the total number of SBRT patients randomized in the study to 114 (a reduction from the original 200 patients) with a total of 86 deaths from SBRT patients, including all deaths from SBRT patients enrolled in the study before the submission of the Modified SAP, and (iv) repower the study from 90% to 80%, which is commonly used in clinical trials. We believe these changes will shorten the timeframe needed to complete the study and also significantly decrease our costs. We have not discussed the protocol amendment or the Modified SAP with the FDA, and we cannot provide any assurance that the FDA will agree with these modifications. The first planned interim analysis was triggered when 30%, or 26 of 86, of the total number of deaths occurred (and announced in March 2023), and the second interim analysis at 60%, or 52 of 86, of the total number of deaths have occurred and is estimated to be mid-2024. Given that the timing of the interim analysis is predicated on a specific number of deaths, it is difficult to predict the exact timing of the interim analysis or when we will be able to complete the study. As of March 20, 2023, the Phase III TIGeR-PaC trial has randomized 48 SBRT patients out of 114 total needed under the Modified SAP. At this rate, we anticipate that all patients will be enrolled and randomized in 2024, with the final study readout in 2025. We submitted a protocol amendment to FDA in the fourth quarter of 2022 to reflect the changes in the Modified SAP.

We are also planning to evaluate RenovoGem in a second indication in a Phase II/III trial in extrahepatic (or outside the liver) cholangiocarcinoma (or eCCA), cancer that occurs in the bile ducts that lead out of the liver and join with the gallbladder. After significant input from key opinion leaders across the spectrum of relevant medical specialties and feedback from the FDA, we submitted the protocol for a Phase II/III eCCA clinical trial to FDA. If FDA does not object to our study protocol, we anticipate launching the eCCA trial and enrolling the first patient this year. In addition, we may evaluate RenovoGem in other indications, potentially including locally advanced lung cancer, locally advanced uterine tumors, and glioblastoma (an aggressive type of cancer that can occur in the brain or spinal cord). To date, we are focused on developing drug/device candidates with gemcitabine, but in the future, we may develop other product candidates with other chemotherapeutic agents for intra-arterial delivery via our RenovoTAMP therapy platform.

Since our inception, we have devoted substantially all of our efforts to developing our cancer therapy platform and product candidates, raising capital and organizing and staffing our Company. To date, we have financed our operations primarily through issuance of convertible preferred stock with net proceeds of $11.8 million, convertible notes with net proceeds of $15.0 million, and a loan of $140,000 pursuant to the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), which was forgiven in February 2021. In August 2021, we completed our IPO with aggregate gross proceeds of $16.7 million. We paid underwriting discounts and commissions of $1.3 million, and incurred expenses of $0.8 million in connection with the offering. As a result, the net offering proceeds to us, after deducting underwriting discounts and commissions and offering expenses were $14.6 million.

We have incurred significant operating losses and generated negative cash flows from operations since our inception. As of December 31, 2022, we had cash, cash equivalents and short-term marketable securities of $6.4 million. We had net losses of $9.9 million and $6.3 million for the years ended December 31, 2022, and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $31.2 million. We expect to continue to incur significant expenses, increasing operating losses and negative cash flows for the foreseeable future. We do not expect to generate revenues from product sales unless and until we successfully complete development and obtain regulatory approval for one or more product candidates. We expect that our expenses will increase substantially in connection with our ongoing research and development activities, particularly as we:

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

Our financial statements as of December 31, 2022 have been prepared on a going concern basis and do not include any adjustments that may result from the outcome of this uncertainty. Based on our operating plans, we do not expect that our current cash and cash equivalents as of December 31, 2022, will be sufficient to fund our operating, investing and financing cash flow needs till at least the third quarter of fiscal year 2023, assuming our programs advance as currently contemplated.

As a result, we will require significant additional funding to support our continuing operations. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through private or public equity financings, debt financings and collaborations, licenses or other similar arrangements. We currently have no credit facility or committed sources of capital. To the extent that we raise additional capital through the future sale of equity or debt, the ownership interests of our stockholders will be diluted and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds through the issuance of debt securities, these securities could contain covenants that would restrict our operations. We may require additional capital beyond our currently anticipated amounts and additional capital may not be available on reasonable terms, or at all. If we raise additional funds through collaboration arrangements or other strategic transactions in the future, we may have to relinquish valuable rights to our technologies or future revenue streams or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through private or public equity financings or debt financings when needed, we may be required to delay, limit, reduce or terminate development or future commercialization efforts, and we may be unable to continue as a going concern. If we are unable to continue as a going concern, we might have to liquidate our assets and the value we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements, and our shareholders may lose their entire investment in our common stock.

Impact of COVID-19

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

Due to the ongoing impact of the COVID-19 pandemic and work-from-home policies and other operational limitations mandated by federal, state, and local governments as a result of the pandemic, certain of our research and development activities were delayed and may be further delayed until we and our vendors return to pre-pandemic operations and capacity.

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

Other Income (Expenses), Net

Interest Income (Expense) Net

Interest expense consists of charges relating to the amortization of the debt discount and debt issuance costs as well as interest on prior amounts outstanding on our convertible notes. In March 2020, we completed the offering of $3.0 million of convertible notes, the 2020 Convertible Notes, that provided for the automatic conversion into shares of our common stock and warrants at the closing of our IPO at a 20% discount to the public offering price of the units. In April 2021, we completed the offering of $2.0 million of convertible notes, the 2021 Convertible Notes, that provided for the automatic conversion into shares of our common stock and warrants at the closing of our IPO at a 12.5% discount to the public offering price of the units.

Interest income is earned from cash deposited in our short-term marketable securities and money market account.

Other Income (Expense), Net

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

Gain on Loan Extinguishment

The gain on loan extinguishment for the year ended December 31, 2021 represents the loan extinguishment from the forgiveness and cancellation of our loan pursuant to the Paycheck Protection Program (“PPP”) as well as the loss from the conversion and settlement of our 2020 and 2021 Convertible Notes.

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

Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021

The following table summarizes the significant components of our results of operations for the periods presented (in thousands, except percentages):

	Years Ended December 31,		Increase / (Decrease)
	2022	2021	$	%
Operating expenses:
Research and development	$4,301	$3,039	$1,262	42%
General and administrative	5,649	2,632	3,017	115%
Total operating expenses	9,950	5,671	4,279	75%
Loss from operations	(9,950)	(5,671)	(4,279)	75%
Other income (expense), net
Interest income (expense), net	57	(834)	891	107%
Other income (expense), net	4	119	(115)	(97)%
Gain on loan extinguishment	-	62	(62)	(100)%
Total other income (expense), net	61	(653)	714	109%
Net loss	$(9,889)	$(6,324)	$(3,565)	(56)%

Research and Development

The following table summarizes our research and development expenses (in thousands):

	Years Ended December 31,		Increase / (Decrease)
	2022	2021	$
Preclinical research and development	$1,861	$861	$1,000
Clinical development	1,548	1528	20
Personnel	690	583	107
Regulatory	343	300	43
Clinical site payments for RenovoCath devices	(141)	(233)	92
Total research and development	$4,301	$3,039	$1,262

Research and development expenses were $4.3 million for the year ended December 31, 2022, an increase of $1.3 million compared to $3.0 million for the year ended December 31, 2021. Preclinical research and development expense increased $1.0 million, which was primarily due to an increase in allocated general and administrative support costs for personnel, facility and office supplies of $0.4 million, a $0.2 million increase in costs associated with a secondary manufacturer for RenovoCath delivery devices, a $0.2 million increase for contracted research and development costs related to FDA compliance of our ongoing Phase III clinical trial data, and a $0.2 million increase in the costs of other supplies and marketing expenses. Clinical development expense remained unchanged from the prior year, including a $0.8 million increase in costs associated with consulting which was offset by a $0.8 million decrease in the Phase III clinical trial costs due to slower patient enrollment in the year, including the unwinding of the European clinical study. Employee and related benefits expense increased $0.1 million year over year. Cash payments made for use of RenovoCath delivery devices used in the Phase III clinical trial decreased by $0.1 million for the year ended December 31, 2022 compared to 2021 primarily due to slower enrollment of patients in the study To date, payments received from clinical trial sites for the devices have been adequate to cover our direct costs of manufacturing the RenovoCath delivery devices and to offset research and development expenses. We expect the costs of research and development to be higher next year.

General and Administrative Expenses

The following table summarizes our general and administrative expenses (in thousands):

	Years Ended December 31,		Increase / (Decrease)
	2022	2021	$
Professional services and other	$3,166	$1,364	$1,802
Personnel	1,916	998	918
Legal fees	567	270	297
Total general and administrative	$5,649	$2,632	$3,017

General and administrative expenses were $5.6 million for the year ended December 31, 2022, an increase of $3.0 million compared to $2.6 million for the year ended December 31, 2021. The increase was primarily due to an increase in professional services and other expense which included a $1.1 million increase in continuing post-IPO support from consulting and professional services, a $0.8 million increase in Directors and Officers Liability Insurance, and a $0.2 million increase in franchise tax fees, partially offset by a $0.4 million increase in the allocation of general and administrative expenses to research and development. Employee and related benefit expense increased $0.9 million primarily due to costs related to salaries and benefit expenses including the addition of general and administrative personnel. Legal fees expense increased $0.3 million year over year, primarily due to our ongoing transition to becoming a publicly traded company including other legal fees and regulatory filings. We expect general and administrative expenses to be higher in the next fiscal year.

Interest (Expense) Income, Net (in thousands)

	Years Ended December 31,		Increase / (Decrease)
	2022	2021	$
Interest income (expense), net	$57	$(834)	$891

Interest income was $0.1 million for the year ended December 31, 2022, an increase of $0.9 million compared to interest (expense) of $0.8 million for the year ended December 31, 2021. The increase in interest (expense) income, net was primarily due to the conversion of the 2020 and 2021 Convertible Notes upon the closing of the IPO, see “Note 6. Convertible Notes” in Notes to Financial Statements in Item 15 of this Annual Report on Form 10-K. Interest expense includes both the stated interest on the 2020 and 2021 Convertible Notes of 5% per annum, or $0.1 million, and the amortization of the discount and debt issuance costs associated with the 2020 and 2021 Convertible Notes of $0.7 million in fiscal year 2021.

Other Income (Expense), Net (in thousands)

	Years Ended December 31,		Increase / (Decrease)
	2022	2021	$
Other income (expense), net	$4	$119	$(115)

Other income, net was nil for the year ended December 31, 2022. Other income, net was $0.1 million for the year ended December 31, 2021, and represents the mark-to-market adjustment on the derivative liabilities resulting from the 2020 and 2021 Convertible Notes. We do not expect to incur significant income or expense in the next fiscal year.

Gain on Loan Extinguishment (in thousands)

	Years Ended December 31,		Increase / (Decrease)
	2022	2021	$
Gain on loan extinguishment	$-	$62	$(62)

The gain on loan extinguishment was nil for the year ended December 31,2022. The gain on loan extinguishment was $0.1 million for the year ended December 31, 2021 represents a loss of $0.1 million on the automatic conversion of the 2020 and 2021 Convertible Notes upon completion of our IPO, offset by the forgiveness and cancellation of our PPP loan of $0.1 million.

Liquidity and Capital Resources

For the years ended December 31, 2022 and December 31, 2021, our net losses were $9.9 million and $6.3 million, respectively. As of December 31, 2022, we had an accumulated deficit of $31.2 million. Our primary requirements for liquidity have been to fund our clinical trial activity and general corporate and working capital needs. In August 2021, we completed our IPO and received aggregate gross proceeds of $16.7 million. We paid underwriting discounts and commissions of $1.3 million, and we also incurred expenses of $0.8 million in connection with the offering. As a result, the net offering proceeds to us, after deducting underwriting discounts and commissions and offering expenses, were $14.6 million. In February 2021, we received notification and confirmation from Silicon Valley Bank that our PPP loan of $140,000 was forgiven in its entirety and automatically cancelled by the U.S. Small Business Administration.

Based on our operating plans, we do not expect that our current cash and cash equivalents as of December 31, 2022, will be sufficient to fund our operating, investing and financing cash flow needs for at least the next twelve months, assuming our programs advance as currently contemplated. Based upon this review and the Company’s current financial condition, the Company has concluded that substantial doubt exists as to the Company’s ability to continue as a going concern. We believe we will be able to raise additional capital through debt financing, private or public equity financings, license agreements, collaborative agreements or other arrangements with other companies, or other sources of financing. There can be no assurance that such financing will be available or will be at terms acceptable to us. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our clinical trials or other operations. If any of these events occur, our ability to achieve our operational goals would be adversely affected. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described in the section titled “Risk Factors.” Depending on the severity and direct impact of these factors on us, we may be unable to secure additional financing to meet our operating requirements on commercially acceptable terms favorable to us, or at all.

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

On March 30, 2023, we entered into a definitive securities purchase agreement under our shelf registration statement for the purchase and sale of our common stock, including the issuance of pre-funded common stock warrants, for aggregate gross proceeds of approximately $5 million before deducting placement fees and other offering expenses. See “Note 13. Subsequent Events” in Notes to Financial Statements.

Cash Flows

Our primary uses of cash are to fund our operations including research and development and general and administrative expenses. We will continue to incur operating losses in the future and expect that our research and development and general and administrative expenses will continue to increase as we continue our research and development efforts with respect to clinical development of our product candidates and further develop our platform. We have used a substantial portion of the net proceeds of the IPO, in combination with our existing cash and cash equivalents, for these purposes and for the increased expenses associated with being a public company. Cash used to fund operating expenses is impacted by the timing of when we pay expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

The following table summarizes our cash flows for the periods indicated (in thousands):

	2022	2021
Net cash (used in) provided by:
Operating activities	$(8,811)	$(5,916)
Investing activities	(2,032)	(15)
Financing activities	42	19,328
Increase (decrease) in cash and cash equivalents	$(10,801)	$13,397

Cash Used in Operating Activities

Net cash used in operating activities for the year ended December 31, 2022 reflected a net loss of $9.9 million adjusted for net change in our operating assets and liabilities of $0.4 million and net non-cash charges of $0.6 million, consisting primarily of stock-based compensation expense. Net cash used in operating activities for the year ended December 31, 2021 reflected a net loss of $6.3 million adjusted for a net change in our operating assets and liabilities of $0.3 million, offset by net non-cash charges of $0.7 million consisting primarily of amortization of a debt discount, gain/loss on loan/convertible debt extinguishments and stock-based compensation expense.

Cash Used in Investing Activities

Net cash used in investing activities for the year ended December 31, 2022 was $2.0 million consisted of purchases and proceeds of U.S. Treasury bills, which are classified as available-for-sale securities. Net cash used in investing activities for the year ended December 31, 2021 was $15,000 consisted of capital expenditures made for leasehold improvements to our office space.

Cash Provided by Financing Activities

Net cash provided by financing in the year ended December 31, 2022 was $42,000 consisted of exercise of stock options. Net cash provided by financing in the year ended December 31, 2021 was $19.3 million, consisting of net proceeds of $14.6 million from the issuance of common stock in our IPO, $2.0 million from the issuance of convertible notes and $2.8 million from the exercise of warrants and stock options.

Contractual Obligations and Other Commitments

As of the date of this report, we have no contractual obligations or other commitments. In August 2021, the 2020 and 2021 Convertible Notes, including accrued interest, of $5.3 million were converted to common shares upon the completion of our IPO. In February 2021, the Company received notification and confirmation from Silicon Valley Bank that its PPP loan of $0.1 million, had been forgiven in its entirety and automatically cancelled by the U.S. Small Business Administration. There have been no other significant changes in our contractual obligations or other commitments as of December 31, 2022.

Critical Accounting Policies and Significant Judgments and Estimates

The accompanying management’s discussion and analysis of our financial condition and results of operations are based upon our financial statements and the related disclosures, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts in our financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. While our significant accounting policies are described in the notes to our financial statements included elsewhere in this report, we believe that the following critical accounting policies are most important to understanding and evaluating our reported financial results because they require us to make estimates, assumptions and judgments about matters that are inherently uncertain.

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

Clinical Trial Expenses

We make payments in connection with our Phase III clinical trial under contracts with clinical trial sites and contract research organizations that support conducting and managing clinical trials. The financial terms of these agreements are subject to negotiation and vary from contract to contract and may result in uneven payment flows. Generally, these agreements set forth the scope of work to be performed at a fixed fee, unit price or on a time and materials basis. A portion of the obligation to make payments under these contracts depends on factors such as the successful enrollment or treatment of patients or the completion of other clinical trial milestones.

Expenses related to clinical trials are accrued based on estimates and/or representations from service providers regarding work performed, including actual level of patient enrollment, completion of patient studies and progress of the clinical trials. Other incidental costs related to patient enrollment or treatment are accrued when reasonably estimable. If the amounts we are obligated to pay under clinical trial agreements are modified (for instance, as a result of changes in the clinical trial protocol or scope of work to be performed), the accruals are adjusted accordingly. Revisions to contractual payment obligations are charged to expense in the period in which the facts that give rise to the revision become reasonably certain.

Stock-Based Compensation

We estimate the fair value of stock options using the Black-Scholes option pricing model, which incorporates various assumptions including those related to the fair value of our common stock, volatility, expected term, and risk-free interest rate. Compensation related to service-based awards is recognized starting on the grant date on a straight-line basis over the vesting period, which is generally four years, see “Note 8. Equity Inventive Plan – Stock-Based Compensation and Common Stock Warrants” in Notes to Financial Statements.

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

Expected Term—The expected term represents the period that the stock-based awards are expected to be outstanding. We determine the expected term using the simplified method for pre-IPO and post-IPO awards. The simplified method deems the term to be the average of the time-to-vesting and the contractual life of the options.

Expected Volatility—Given the absence of a public trading market, pre-IPO and post IPO, the expected volatility was estimated by taking the average historic price volatility for industry peers, consisting of several public companies in our industry that are either similar in size, stage, or financial leverage, over a period equivalent to the expected term of the awards.

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

Recently Issued and Adopted Accounting Pronouncements

See “Note 2. Summary of Significant Accounting Policies” in Notes to Financial Statements, to our audited financial statements included elsewhere in this Annual Report on Form 10-K for more information.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The disclosures in this section are not required because we qualify as a smaller reporting company under federal securities laws.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements and the report of our independent registered public accounting firm, as listed under Part IV, Item 15. “Exhibits and Financial Statement Schedules,” are included as a separate section of this report beginning on page F-1 and are incorporated herein by reference.

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

During the interim period from December 31, 2020 through December 7, 2021, there were no “disagreements,” as that term is defined in Item 304(a)(1)(iv) of Regulation S-K, between the Company and Frank, Rimerman + Co. LLP on any matter of accounting principles or practices, financial statement disclosures or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Frank, Rimerman + Co. LLP, would have caused Frank, Rimerman + Co. LLP to make reference to the subject matter of the disagreement in its reports on the financial statements for such time.

There were no “reportable events,” as that term is defined in Item 304(a)(1)(v) of Regulation S-K, during the interim period from December 31, 2020 through December 7, 2021, except for the existence of material weaknesses identified during Frank, Rimerman + Co. LLP’s audit of our financial statements for the fiscal year ended December 31, 2020 related to (i) the Company’s control environment, in particular that there was an insufficient number of qualified accounting and financial reporting personnel with an appropriate level of knowledge, training and experience to address complex accounting issues and a lack of appropriate segregation of duties due to the small size of the accounting and financing department, and (ii) management review controls, specifically that the Company did not properly design or maintain effective controls over journal entry review and account reconciliation. These material weaknesses have not yet been remediated.

On December 7, 2021, the Company engaged Baker Tilly US, LLP (“Baker Tilly”) to serve as the Company’s independent registered public accounting firm.

During the interim period from December 31, 2020 through December 7, 2021, neither the Company nor anyone acting on its behalf has consulted with Baker Tilly regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the Company that Baker Tilly concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue, (ii) any matter that was the subject of a disagreement within the meaning of Item 304(a)(1)(iv) of Regulation S-K, or (iii) any reportable event within the meaning of Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial and Accounting Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the year ended December 31, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial and Accounting Officer have concluded that, during the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were not effective due to our previously identified material weaknesses in internal control over financial reporting. As a result, we have performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. GAAP. Accordingly, notwithstanding the identified material weaknesses, management, including our Chief Executive Officer and Chief Financial and Accounting Officer, believes the financial statements included in this Annual Report on Form 10-K are fairly presented, in all material respects, in accordance with U.S. GAAP.

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

We intend to complete the implementation of our remediation plan during 2023. Although we believe that our remediation plan will improve our internal control over financial reporting, additional time may be required to fully implement it and to make conclusions regarding the effectiveness of our internal control over financial reporting. Our management will closely monitor and modify, as appropriate, the remediation plan to eliminate the identified material weakness.

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

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

ITEM 16. FORM 10-K SUMMARY

None.

RENOVORX, INC.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Sixth Amended and Restated Certificate of Incorporation of RenovoRx, Inc.	8-K	001-40738	3.1	August 31, 2021

3.2	Amended and Restated Bylaws of RenovoRx, Inc.	10-K	001-40738	3.2	March 30, 2022

4.1	Form of Private Common Stock Warrant (related to the 2020 Convertible Notes and 2021 Convertible Notes)	10-Q	001-40738	4.1	November 15, 2021

4.2	Form of Underwriter’s Warrant	S-1	333-258071	4.1	August 25, 2021

4.3	Form of Warrant Agent Agreement (including the terms of the Warrants)	S-1	333-258071	4.2	August 25, 2021

4.4	Specimen Stock Certificate evidencing the Shares of Common Stock	S-1	333-258071	4.4	August 25, 2021

4.5	Form of Warrant Certificate	S-1	333-258071	4.5	August 25, 2021

4.6	Description of Securities	10-K	001-40738	4.6	March 30, 2022

10.1	Amended and Restated Investor Rights Agreement, dated as of April 18, 2018	10-Q	001-40738	10.1	November 15, 2021

10.2†	Amended and Restated 2021 Omnibus Equity Incentive Plan and Forms of Stock Option Grant Notice and Option Agreement	10-K	001-40738	10.2	March 30, 2022

10.3†	Amended and Restated Outside Director Compensation Policy	Filed herewith

10.4†	Confirmatory Offer Letter, by and between RenovoRx, Inc. and Shaun Bagai, dated November 11, 2021	10-Q	001-40738	10.4	November 15, 2021

10.5†	Consulting Agreement, by and between RenovoRx, Inc. and Ramtin Agah, M.D., dated January 1, 2018	10-Q	001-40738	10.5	November 15, 2021

10.6†	Amendment to Consulting Agreement, by and between RenovoRx, Inc. and Ramtin Agah, M.D., dated November 11, 2021	10-Q	001-40738	10.6	November 15, 2021

10.7†	Amendment to Consulting Agreement, by and between RenovoRx, Inc. and Ramtin Agah, M.D., dated January 25, 2022	10-K	001-40738	10.7	March 30, 2022

10.8†	Change in Control and Severance Agreement, by and between RenovoRx, Inc. and Shaun Bagai, effective as of November 11, 2021	10-Q	001-40738	10.7	November 15, 2021

10.9†	Change in Control and Severance Agreement, by and between RenovoRx, Inc. and Ramtin Agah, M.D., effective as of November 11, 2021	10-Q	001-40738	10.8	November 15, 2021

10.10†	Key Service Provider Incentive Compensation Plan	10-Q	001-40738	10.9	November 15, 2021

10.11†	Form of Indemnification Agreement	S-1	333-258071	10.7	August 25, 2021

10.12+	Master Supply Agreement, dated October 28, 2019, by and between Medical Murray, Inc. and RenovoRx, Inc.	S-1	333-258071	10.11	August 25, 2021

10.13†	Consulting Agreement by and between RenovoRx, Inc. and Danforth Advisors, LLC, dated April 25, 2022	8-K	001-40738	10.1	July 19, 2022

10.14†	Offer Letter between RenovoRx, Inc. and Angela Gill Nelms	8-K	001-40738	10.1	September 19, 2022

10.15†	Change in Control and Severance Agreement by and between RenovoRx, Inc. and Angela Gill Nelms, dated August 17, 2022	8-K	001-40738	10.2	September 19, 2022

23.1	Consent of Baker Tilly US, LLP	Filed herewith

24.1	Power of Attorney (included on signature page of this Form 10-K)	Filed herewith

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).	Filed herewith

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).	Filed herewith

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.	Furnished herewith

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.	Furnished herewith

101.INS	Inline XBRL Taxonomy Extension Instance Document (the instance document does not appear on the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Interactive Data Files submitted as Exhibit 101).	Filed herewith

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

RENOVORX, INC.

Date: March 31, 2023	/s/ Shaun R. Bagai
Shaun R. Bagai
Chief Executive Officer

Date: March 31, 2023	/s/ James M. Ahlers
James M. Ahlers
Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Shaun R. Bagai and James M. Ahlers as his or her true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and all documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents or any of them, or his or her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

	Chief Executive Officer, Director	March 31, 2023
Shaun R. Bagai	(Principal Executive Officer)

	Chief Financial Officer	March 31, 2023
James M. Ahlers	(Principal Financial Officer)

	Chairman of the Board of Directors	March 31, 2023
Ramtin Agah, M.D.

	Director	March 31, 2023
Laurence J. Marton, M.D.

	Director	March 31, 2023
Una S. Ryan, O.B.E., Ph.D., D.Sc.

	Director	March 31, 2023
Kirsten Angela Macfarlane

	Director	March 31, 2023
David Diamond

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of RenovoRx, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of RenovoRx, Inc. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity, and cash flows for the years then ended, and the related notes to the financial statements (collectively the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred significant losses and negative cash flows from operations since its inception. The Company incurred a net loss of $9.9 million during the year ended December 31, 2022, and reported an accumulated deficit of $31.2 million as of December 31, 2022. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Baker Tilly US, LLP

We have served as the Company’s auditor since 2021.

Mountain View, California

March 31, 2023

RenovoRx, Inc.

Balance Sheets

(in thousands, except share and per share amounts)

	As of December 31,
	2022	2021

Assets
Current assets:
Cash and cash equivalents	$4,391	$15,192
Short-term marketable securities	2,049	-
Prepaid expenses and other current assets	825	1,089
Total current assets	7,265	16,281
Leasehold improvements, net	-	6
Total assets	$7,265	$16,287

Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$534	$525
Accrued expenses	568	413
Total liabilities	1,102	938
Commitments and contingencies (Note 7)

Convertible preferred stock and stockholders’ equity:
Convertible preferred stock, $0.0001 par value; 15,000,000 shares authorized as of December 31, 2022 and 2021, respectively; zero shares issued and outstanding at December 31, 2022 and 2021, respectively	-	-
Common stock, $0.0001 par value, 250,000,000 shares authorized at December 31, 2022, and 2021, respectively; 9,097,701 and 8,933,989 shares issued and outstanding as of December 31, 2022, and 2021, respectively	1	1
Additional paid-in capital	37,318	36,632
Accumulated other comprehensive income	17	-
Accumulated deficit	(31,173)	(21,284)
Total convertible preferred stock and stockholders’ equity	6,163	15,349
Total liabilities, convertible preferred stock and stockholders’ equity	$7,265	$16,287

The accompanying notes are an integral part of these financial statements.

RenovoRx, Inc.

Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Years Ended December 31,
	2022	2021
Operating expenses:
Research and development	$4,301	$3,039
General and administrative	5,649	2,632
Total operating expenses	9,950	5,671

Loss from operations	(9,950)	(5,671)
Interest income (expense), net	57	(834)
Other income, net	4	119
Gain on loan extinguishment	-	62
Total other income (expenses), net	61	(653)
Net loss	(9,889)	(6,324)
Other comprehensive income:
Unrealized gain on marketable securities	17	-
Comprehensive loss	$(9,872)	$(6,324)
Net loss per share, basic and diluted	$(1.09)	$(1.21)

Weighted-average shares of common stock outstanding, basic and diluted	9,051,726	5,217,000

The accompanying notes are an integral part of these financial statements.

RenovoRx, Inc.

Statements of Convertible Preferred Stock and Stockholders’ (Deficit) Equity

(in thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance—December 31, 2020	3,535,469	$12,451	2,233,139	$1	$303	$-	$(14,960)	$(14,656)
Conversion of convertible preferred stock to common stock upon initial public offering	(3,535,469)	(12,451)	3,535,469	-	12,451	-	-	12,451
Conversion of convertible notes and accrued interest to units upon initial public offering	-	-	708,820	-	5,279	-	-	5,279
Reclassification of derivative liability upon conversion of convertible notes	-	-	-	-	1,101	-	-	1,101
Proceeds from initial public offering, net of underwriters’ commissions, discounts and issuance costs of $2,090	-	-	1,850,000	-	14,563	-	-	14,563
Issuance of common stock upon exercise of warrants issued upon initial public offering	-	-	248,200	-	2,681	-	-	2,681
Reverse stock split adjustment	-	-	29	-	-	-	-	-
Issuance of common stock upon exercise of stock options	-	-	358,332	-	107	-	-	107
Stock-based compensation expense	-	-	-	-	147	-	-	147
Net loss	-	-	-	-	-	-	(6,324)	(6,324)
Balance—December 31, 2021	-	-	8,933,989	1	36,632	-	(21,284)	15,349
Issuance of common stock upon exercise of stock options	-	-	160,212	-	42	-	-	42
Issuance of restricted stock awards	-	-	3,500	-	14	-	-	14
Stock-based compensation expense	-	-	-	-	630	-	-	630
Other comprehensive income	-	-	-	-	-	17	-	17
Net loss	-	-	-	-	-	-	(9,889)	(9,889)
Balance—December 31, 2022	-	$-	9,097,701	$1	$37,318	$17	$(31,173)	$6,163

The accompanying notes are an integral part of these financial statements.

RenovoRx, Inc.

Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(9,889)	$(6,324)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	644	147
Amortization on leasehold improvements	6	9
Gain on change in fair value of derivative liability	-	(118)
Gain on loan extinguishment from PPP loan	-	(140)
Loss on loan extinguishment	-	78
Amortization of debt discount and issuance costs	-	697
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	264	(970)
Accounts payable	9	363
Accrued expenses	155	342
Net cash used in operating activities	(8,811)	(5,916)

Cash flows from investing activities:
Purchases of marketable securities	(8,000)	-
Proceeds from maturities of marketable securities	5,968	-
Expenditures for leasehold improvements	-	(15)
Net cash used in investing activities	(2,032)	(15)

Cash flows from financing activities:
Net proceeds from issuance of common stock upon initial public offering	-	14,563
Proceeds from exercise of warrants	-	2,681
Proceeds from convertible notes	-	1,977
Proceeds from exercise of stock options	42	107
Net cash provided by financing activities	42	19,328
Net (decrease) increase in cash and cash equivalents	(10,801)	13,397
Cash and cash equivalents:
Beginning of year	15,192	1,795
End of year	$4,391	$15,192
Supplemental cash flow data:
Derivative liability	$-	$738
Conversion of convertible preferred stock upon IPO	$-	$12,451
Conversion of convertible notes upon IPO	$-	$5,279

The accompanying notes are an integral part of these financial statements.

RenovoRx, Inc.

Notes to Financial Statements

1. Business and Principal Activities

Description of Business

RenovoRx, Inc. (the “Company”) was incorporated in the state of Delaware in December 2012 and operates from its headquarters in Los Altos, California. The Company is a clinical-stage biopharmaceutical company focused on developing therapies for the local treatment of solid tumors and conducting a Phase III pancreatic cancer clinical trial for its lead product candidate RenovoGem™. The Company’s therapy platform, RenovoRx Trans-Arterial Micro-Perfusion, or RenovoTAMP® utilizes approved chemotherapeutics with validated mechanisms of action and well-established safety and side effect profiles, with the goal of increasing their efficacy, improving their safety, and widening their therapeutic window.

Initial Public Offering

On August 25, 2021, the Company’s Registration Statement on Form S-1 (File No. 333-258071) relating to its initial public offering (“IPO”) was declared effective and its shares of common stock began trading on the Nasdaq Capital Market on August 26, 2021. In connection with the IPO, the Company issued and sold an aggregate of 1,850,000 units at a price of $9.00 per unit. Each unit consisted of (a) one share of common stock and (b) one warrant to purchase one share of common stock at an exercise price equal to $10.80 per share, which is exercisable for a period of five years after the issuance date. The underwriters exercised their over-allotment option to purchase 277,500 common stock warrants on August 30, 2021. In connection with the IPO, the underwriters were issued a five-year warrant, exercisable on or after February 25, 2022, to purchase up to 198,875 shares of the Company’s common stock at an exercise price of $10.80.

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

Liquidity and Capital Resources

From the Company’s inception through December 31, 2022, it has raised an aggregate of $35.0 million from private placements of convertible preferred stock, convertible debt securities, the issuance of securities in the IPO, and the exercise of warrants and common stock options. As of December 31, 2022, the Company had cash, cash equivalents and short-term marketable securities of $6.4 million.

The Company has incurred significant losses and negative cash flows from operations since its inception. For the year ended December 31, 2022, the Company reported a net loss of $9.9 million and an accumulated deficit of $31.2 million and does not expect to generate positive cash flows from operations in the foreseeable future. The Company expects to incur significant and increasing losses until regulatory approval is granted for its first product candidate, RenovoGem™. Regulatory approval is not guaranteed and may never be obtained. The Company believes it will be able to raise additional capital through debt financings, private or public equity financings, license agreements, collaborative agreements or other arrangements with other companies, or other sources of financing. There can be no assurance that such financing will be available or will be at terms acceptable to the Company. The inability to raise capital as and when needed would have a negative impact on the Company’s liquidity financial condition and its ability to pursue its business strategy. The Company will need to generate significant revenue to achieve profitability, and it may never do so.

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

RenovoRx, Inc.

Notes to Financial Statements

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the SEC for annual reporting. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and as amended by Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

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

In March 2020, the World Health Organization declared COVID-19 a pandemic. The COVID-19 pandemic, and government responses have created disruption in global supply chains and adversely impacting many industries. The pandemic could have a continued material adverse impact on economic and market conditions. We continue to monitor the impact of the COVID-19 pandemic, including its most recent variants, closely. The extent to which the COVID-19 pandemic will impact our operations or financial results is uncertain.

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

RenovoRx, Inc.

Notes to Financial Statements

Net Loss per Share

Basic net loss per common share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding during the period, without consideration of common stock equivalents. Diluted net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock and common stock equivalents of potentially dilutive securities outstanding for the period determined using the treasury stock and if-converted methods. Potentially dilutive common stock equivalents are comprised of convertible preferred stock, convertible notes, and warrants including options and restricted stock awards outstanding under the Company’s Equity Incentive Plan. For the years ended December 31, 2022 and 2021, there was no difference in the number of shares used to calculate basic and diluted shares outstanding as the inclusion of the potentially dilutive securities would be anti-dilutive.

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

Cash, Cash Equivalents and Investments

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. Available-for-sale securities, comprised of obligations of the U.S. government and its agencies, are carried at fair value, with unrealized gains and losses recorded within other comprehensive income (loss) as a separate component of stockholders’ equity. Realized gains and losses and declines in value judged to be other than temporary, if any, on available-for-sale securities are included in earnings. Purchases and sales of investment securities are recognized on a trade date basis. The cost of investment securities sold is determined by the specific identification method.

Leasehold Improvements, Net

Leasehold improvements are presented at cost, net of accumulated amortization. Amortization expense is recorded using the straight-line method over the shorter of the remaining lease term or the estimated useful life.

Research and Development Costs

Research and development expenses are charged to expense as incurred. Research and development expenses includes personnel costs including salaries, benefits and stock-based compensation. In addition, it includes expenses for consultants that support clinical trial studies, materials costs, external clinical drug product manufacturing costs, outside services costs, regulatory activities including filing fees, fees for maintaining licenses and other amounts due to third-party agreements, laboratory materials, clinical trial, as noted above, and supplies to support our research activities, including allocated facility and general and administrative indirect overhead related costs. The Company also receives payments from clinical trial sites for RenovoCath delivery devices used in the Phase III clinical trial. Payments received from clinical sites cover the direct costs of manufacturing the RenovoCath delivery devices and offset research and development expenses were $141,000 and $233,000 for December 31, 2022 and 2021, respectively.

Clinical Trial Expenses

The Company makes payments in connection with its ongoing Phase III clinical trial under contracts with clinical trial sites and contract research organizations that support conducting and managing clinical trials. The financial terms of these agreements are subject to negotiation and vary from contract to contract and may result in uneven payment flows. Generally, these agreements set forth the scope of work to be performed at a fixed fee, unit price or on a time and materials basis. A portion of the obligation to make payments under these contracts depends on factors such as the successful enrollment or treatment of patients or the completion of other clinical trial milestones.

Expenses related to clinical trials are accrued based on estimates and/or representations from service providers regarding work performed, including actual level of patient enrollment, completion of patient studies and progress of the clinical trials. Other incidental costs related to patient enrollment or treatment are accrued when reasonably estimable. If amounts and obligations to pay under clinical trial agreements are modified (for instance, as a result of changes in the clinical trial protocol or scope of work to be performed), the accruals are adjusted accordingly. Revisions to contractual payment obligations are charged to expense in the period in which the facts that give rise to the revision become reasonably certain.

RenovoRx, Inc.

Notes to Financial Statements

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

The determination of the fair value of each stock award using this option-pricing model is affected by the Company’s assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, the fair value of the common stock at the date of grant, the expected term of the awards, the expected stock price volatility over the expected term of the awards, the risk-free interest rate, and the dividend rate as follows:

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

Expected Term—The expected term represents the period that the stock-based awards are expected to be outstanding. The Company determines the expected term using the simplified method for pre-IPO and post-IPO awards. The simplified method deems the term to be the average of the time-to-vesting and the contractual life of the options.

Expected Volatility—Given the absence of a public trading market, pre-IPO and post IPO, the expected volatility is estimated by taking the average historic price volatility for industry peers, consisting of several public companies in the Company’s industry that are either similar in size, stage, or financial leverage, over a period equivalent to the expected term of the awards.

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

Income Taxes

Deferred tax assets and liabilities are measured based on differences between the financial reporting and tax basis of assets and liabilities using enacted rates and laws that are expected to be in effect when the differences are expected to reverse. The Company records a valuation allowance for the full amount of deferred assets, which would otherwise be recorded for tax benefits relating to operating loss and tax credit carryforwards for all periods presented, as realization of such deferred tax assets cannot be determined to be more likely than not. Due to losses incurred for all periods presented, the Company does not record tax provision or benefit for income taxes.

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

RenovoRx, Inc.

Notes to Financial Statements

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

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s financial position or results of operations upon adoption.

Recent Accounting Pronouncement

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Updates (“ASU”) 2016-02, Leases (Topic 842). The guidance requires lessees to recognize assets and liabilities related to long-term leases on the balance sheet and expands disclosure requirements regarding leasing arrangements. In July 2018, the FASB issued additional guidance, which offers a transition option to entities adopting the new lease standards, and a package of practical expedients an entity can elect to utilize to reduce the level of effort required for adoption. Under the transition option, entities can elect to apply the new guidance using a modified retrospective approach at the beginning of the year in which the new lease standard is adopted, rather than to the earliest comparative period presented in their financial statements. In November 2019, the FASB issued ASU 2019-10, Leases (Topic 842) (ASU 2019-10), deferring the effective date for the Company for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. In June 2020, the FASB issued ASU 2020-05, Leases (Topic 842) (ASU 2020-05), which further defers the effective date for the Company for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2021. Early adoption is permitted. The Company adopted ASU 2016-02 on January 1, 2022 and the adoption had no material impact to the Company’s financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which simplifies the accounting for income taxes, and is effective on a prospective basis for annual reporting periods beginning after December 15, 2021, and for interim periods within fiscal years beginning after December 15, 2022, with early adoption permitted. The Company adopted ASU 2019-12 on January 1, 2022 and the adoption had no significant impact to the Company’s financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326). The guidance represents a significant change in the accounting for credit losses model by requiring immediate recognition of management’s estimates of current expected credit losses (CECL). Under the prior model, losses were recognized only as they were incurred. The Company has determined that it has met the criteria of a smaller reporting company (“SRC”) as of November 15, 2019. As such, ASU 2019-10, Financial Instruments —Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) —Effective Dates amended the effective date for the Company to be for reporting periods beginning after December 15, 2022. The Company will adopt this ASU 2016-13 effective January 1, 2023.

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) (ASU 2020-06): Accounting for Convertible Instruments and Contracts in an Entity, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The updated guidance is effective on a prospective basis for annual reporting periods beginning after December 15, 2023 and for interim periods within those periods. Early adoption is permitted. The Company has not yet determined the impact that this new standard will have on its financial position and results of operations.

3. Short-Term Marketable Securities

The tables summarize the Company’s short-term marketable securities as of December 31, 2022. There were no short-term marketable securities as of December 31, 2021 (in thousands):

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury bills	$2,032	$17	$-	$2,049
	$2,032	$17	$-	$2,049

RenovoRx, Inc.

Notes to Financial Statements

4. Accrued Expenses

The components of accrued expenses as of December 31, 2022 and 2021 are as follows (in thousands):

	Years Ended December 31,
	2022	2021
Clinical trial	$88	$358
Employee benefits	475	33
Other	5	22
Total accrued expenses	$568	$413

5. Fair Value Measurements

As of December 31, 2022, and 2021, the Company held $4.4 million and $15.0 million, respectively, in a money market account.

The following tables sets summarize the Company’s financial assets and liabilities, measured at fair value on a recurring basis by level within the fair value hierarchy, as of December 31, 2022, and 2021, (in thousands):

	Fair Value Measurements at December 31, 2022 using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$4,300	$-	$-	$4,300
Available-for-sale securities:
U.S. Treasury bills	2,049	-	-	2,049
	$6,349	$-	$-	$6,349

	Fair Value Measurements at December 31, 2021 using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$14,997	$-	$-	$14,997
	$14,997	$-	$-	$14,997

The change in the fair value of the derivative liability is summarized below (in thousands):

	Years Ended December 31,
	2022	2021
Fair value, beginning of period	$-	$856
Initial fair value of instruments issued	-	363
Change in fair value of instruments	-	(118)
Conversion upon IPO	-	(1,101)
Fair value, end of period	$-	$-

There were no transfers between Level 1, Level 2 or Level 3 during the periods presented. The Company had no other financial assets or liabilities that were required to be measured at fair value on a recurring basis.

6. Convertible Notes

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

RenovoRx, Inc.

Notes to Financial Statements

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

The Company determined that the redemption features contained rights and obligations for conversion were contingent upon a potential future financing event or a change in control. Thus, the embedded redemption features were bifurcated from the face value of the notes and accounted for as a derivative liability to be remeasured at the end of each reporting period. The fair value of the derivative liability including debt issuance costs was $0 at December 31, 2022 and December 31, 2021, respectively. The derivative liability was subject to fair value remeasurement at the end of each reporting period. The debt discount and debt issuance costs were being amortized to interest expense using the effective interest method over the expected term of the 2020 Convertible Notes. For the years ended December 31, 2022 and December 31, 2021, the Company recognized $0 and $379,000 for amortization of the debt discount and debt issuance costs, respectively. This amortization expense is recognized as interest expense in the statements of operations. The effective interest rate of the 2020 Convertible Notes was 0% at December 31, 2022 and December 31, 2021, compared to the stated rate of 5% per annum. The effective interest rate immediately prior to the conversion of the Convertible Notes resulting from the Company’s IPO was 8.6% per annum. As a result, the Company’s reported interest expense was significantly higher than the contractual cash interest payments. During the years ended December 31, 2022 and December 31, 2021, the Company recognized interest expense in the statements of operations of $0 and $101,000, respectively, related to the 2020 Convertible Notes.

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

The Company determined that these redemption features in the 2021 Convertible Notes contained rights and obligations for conversion that were contingent upon a potential future financing event or a change in control. Thus, the embedded redemption features were bifurcated from the face value of the note and accounted for as a derivative liability to be remeasured at the end of each reporting period. Upon issuance of the notes, the Company recorded the fair value of the derivative liability of $363,000 and debt issuance costs of $23,000, with the offsetting amount being recorded as a debt discount. The discount and debt issuance costs were amortized to interest expense using the effective interest method over the expected term of the 2021 Convertible Notes. For the year ended December 31, 2022 and December 31, 2021, the Company recognized $0 and $386,000, respectively, for the amortization of the debt discount and debt issuance costs as interest expense in the statements of operations. The effective interest rate immediately prior to the conversion of the 2021 Convertible Notes resulting from the Company’s IPO was 46.5% per annum compared to the stated rate of 5% per annum. During the year ended December 31, 2022 and December 31, 2021, the Company recognized interest expense in the statements of operations of $0 and $38,000, respectively, relating to the 2021 Convertible Notes.

The Company completed an IPO on August 30, 2021, which triggered the automatic conversion of the outstanding Convertible Notes plus accrued interest into an aggregate of 708,820 units (the “Exchange”). The 2020 Convertible Notes converted at a 20% discount to the IPO price and the 2021 Convertible Notes converted at a 12.5% discount to the IPO price. Each unit consisted of (a) one share of common stock and (b) one five-year warrant to purchase one share of common stock at an exercise price equal to $10.80 per share. Upon conversion of the 2020 and 2021 Convertible Notes, the outstanding principal, including debt discount and debt issuance costs for those Convertible Notes of $5.3 million, was derecognized into stockholders’ equity. The unamortized debt discount totaling $78,000 was recognized as a loss on extinguishment of debt and is included in loss (gain) on loan extinguishment in the Company’s statements of operations for the year ended December 31, 2021.

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

7. Commitments and Contingencies

Legal Proceedings

From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business.

The Company was not subject to any material legal proceedings during the year ended December 31, 2022 and no material legal proceedings are subsequently outstanding or pending.

RenovoRx, Inc.

Notes to Financial Statements

Guarantees and Indemnification

In the ordinary course of business, the Company enters into agreements that may include indemnification provisions. As permitted under Delaware law and in accordance with its bylaws, the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. The Company is also party to indemnification agreements with its officers and directors. In some cases, the indemnification will continue after the termination of the agreement. The maximum potential amount of future payments that the Company could be required to make under these provisions is not determinable. The Company has never incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. The Company is not currently aware of any indemnification claims. Accordingly, the Company has not recorded any liabilities for these indemnification rights and agreements as of December 31, 2022.

Operating Leases

The Company leases its headquarters in Los Altos, California under a month-to-month operating lease agreement. Rent expense was $72,000 and $60,000 for the years ended December 31, 2022 and 2021, respectively.

8. Equity Incentive Plan – Stock-Based Compensation Expense and Common Stock Warrants

2021 Omnibus Equity Incentive Plan

On July 19, 2021, the Company’s Board of Directors adopted the RenovoRx, Inc. 2021 Omnibus Equity Incentive Plan (the “2021 Plan”). The 2021 Plan, which became effective immediately prior to the closing of the IPO, initially reserved 2,185,832 shares of common stock, which included 10,832 shares of common shares reserved but unissued under the Amended and Restated 2013 Equity Incentive Plan (the “2013 Plan”). The Company’s 2013 Plan was terminated immediately prior to the closing of the IPO; however, shares subject to awards granted under the 2013 Plan will continue to be governed by the 2013 Plan. In accordance with the terms of the 2021 Plan, on January 1, 2023, the number of shares reserved and available for issuance increased by 272,391 shares.

A summary of the stock option activity for the year ended December 31, 2022 is as follows:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	926,379	$2.08	6.47	$2,856
Granted	724,937	$2.42	-	$-
Exercised	(160,212)	$0.26	-	$-
Forfeited	(91,852)	$3.03	-	$-
Expired	-	$-	-	$-
Outstanding as of December 31, 2022	1,399,252	$2.40	7.79	$928
Exercisable as of December 31, 2022	662,909	$1.79	5.87	$823
Vested and expected to vest as of December 31, 2022	1,399,252	$2.40	7.79	$928

As of December 31, 2022, there was $0.7 million of unrecognized stock-based compensation expense related to options granted but not yet amortized, which will be recognized over a weighted-average period of approximately 3.14 years.

The following table summarizes the outstanding and exercisable options as of December 31, 2022:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Number of Shares	Weighted Average Remaining Contractual Life
$ 0.00 - $ 1.00	459,080	4.51	456,179	4.49
$ 1.01 - $ 2.00	130,510	9.91	4,909	9.91
$ 2.01 - $ 3.00	459,786	9.65	41,850	9.09
$ 3.01 - $ 4.00	110,530	9.19	48,066	9.19
$ 5.01 - $ 6.00	66,924	8.75	54,530	8.75
$ 6.01 - $ 7.00	170,069	8.75	56,689	8.75
$ 8.01 - $ 9.00	2,353	8.86	686	8.86
Total	1,399,252	7.79	662,909	5.87

RenovoRx, Inc.

Notes to Financial Statements

For the years ended December 31, 2022, and 2021, the Company utilized the Black-Scholes option-pricing model for estimating the fair value of the stock option granted. The Company estimated the fair value of each option grant on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions:

Years Ended December 31,
	2022	2021
Expected volatility	100.48% – 103.20%	41.66% – 82.12%
Expected term (years)	5.27 – 10.00	5.00 – 6.33
Risk-free interest rate	1.93% – 4.05%	0.62% – 1.36%
Dividend rate	–%	–%

During the years ended December 31, 2022, and 2021, the Company recognized $644,000 and $147,000, respectively, in stock-based compensation expense from stock option grants and restricted stock awards. The compensation expense is allocated on a departmental basis, based on the classification of the option holder. No income tax benefits have been recognized in the statements of operations and comprehensive loss for stock-based compensation arrangements.

The following table summarizes the components of stock-based compensation expense recognized in the Company’s statements of operations and comprehensive loss during the years ended December 31, 2022, and 2021 (in thousands):

	Years Ended December 31,
	2022	2021
Research and development	$134	$26
General and administrative	510	121
Total stock-based compensation expense	$644	$147

In January 2022, the Company granted 3,500 shares of restricted common stock under the 2021 Plan to a consultant as partial consideration for services rendered, with a deemed fair value of $04.03 per share or $14,000. The fair value of this restricted stock award was expensed as stock-based compensation on the date of grant as they were fully vested on that date.

Common Stock Warrants

In connection with the IPO, the Company issued warrants to purchase 3,035,195 shares of the Company’s common stock. Warrants to purchase 198,875 shares of the Company’s common stock expire on August 25, 2026, and warrants to purchase 2,588,120 shares of the Company’s common stock expire on August 31, 2026.

The following is a summary of the common stock warrant activity during the year ended December 31, 2022:

	Shares Issuable Upon Exercise of Outstanding Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2021	2,786,995	$10.80	4.67	$30,100
Issued	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Outstanding as of December 31, 2022	2,786,995	$10.80	3.67	$30,100

9. Income Taxes

For the years ended December 31, 2022 and 2021, the Company’s income tax provision is zero due to a full valuation allowance against the deferred tax assets.

The differences between the tax provision (benefit) at the statutory federal tax rate and the tax provision (benefit) are as follows (in thousands):

	Years Ended December 31,
	2022	2021
Statutory federal income tax	$(2,077)	$(1,321)
Increase (decrease) resulting from:
Change in valuation allowance	3,411	1,624
Permanent items	26	134
Prior year true ups	(17)	70
Tax credits	(421)	(176)
State	(922)	(331)
Other	-	-
Income tax provision	$-	$-

RenovoRx, Inc.

Notes to Financial Statements

The components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	Years Ended December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$6,492	$4,453
Tax credits carryforwards	1,297	887
Stock-based compensation	56	29
Fixed assets/intangible assets	111	99
Charitable contributions	2	1
Capitalized research	813	-
Accruals and other	133	6
Gross deferred tax assets	8,904	5,475
Valuation allowance	(8,886)	(5,475)
Deferred tax assets	18	-
Deferred tax liabilities:
Unrealized gain	18	-
Deferred tax liabilities	18	-
Net deferred tax asset	$-	$-

At December 31, 2022, the Company had federal and state net operating loss (“NOL”) carryforward amounts of $23.8 million and $17.4 million, respectively. The federal NOL carryforwards consists of $4.6 million generated before January 1, 2018, which will begin to expire in 2030 but are able to offset 100% of taxable income and $19.2 million generated after December 31, 2017 which can be carried forward indefinitely and may be able to be used against 100% of taxable income through the tax year ending December 31, 2020, as updated by the Coronavirus Aid, Relief, and Economic Security Act (P.L. 116-136), otherwise known as the CARES Act. Federal NOLs will then be subject to 80% limitation for tax years beginning on or after January 1, 2021.The state NOL carryforward will begin to expire in 2033.

As of December 31, 2022, the Company had federal and state tax credit carryforwards of $1.5 million which will begin to expire in 2033, and California tax credit carryforwards of $0.3 million which do not expire.

The Company follows Financial Accounting Standards Board No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB No. 109, as codified in FASB ASC 740-10, Income Taxes. At December 31, 2022, unrecognized tax benefits related to federal and state tax credits was $0.4 million. The Company did not have tax-related interest and penalties at December 31, 2022. The Company does not expect significant changes to its unrecognized tax benefits in the next twelve months. If recognized, none of the unrecognized tax benefits would affect the effective tax rate.

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

On March 27, 2020, the CARES Act was enacted and signed into law in response to the COVID-19 pandemic. GAAP requires recognition of the tax effects of new legislation during the reporting period that includes the enactment date. The CARES Act includes changes to the tax provisions that benefits business entities and makes certain technical corrections to the 2017 Tax Cuts and Jobs Act. The tax relief measures for businesses include a five-year net operating loss carryback, suspension of the annual deduction limitation of 80% of taxable income from net operating losses generated in a tax year beginning after December 31, 2017, changes in the deductibility of interest, acceleration of alternative minimum tax credit refunds, payroll tax relief, technical corrections on net operating loss carryforwards for fiscal year taxpayers and allows accelerated deduction qualified improvement property. The CARES Act also provides other non-tax benefits to assist those impacted by the pandemic. The Company filed for and received a PPP loan. We evaluated the impact of the CARES Act and determined that there was no material impact for the year ended December 31, 2022.

On June 29, 2020, California Assembly Bill 85 was signed into law. The legislation suspended the California net operating loss deductions for 2020 and 2021 for certain taxpayers. The legislation disallowed the use of California net operating loss deductions if the taxpayer recognizes business income and its adjusted gross income is greater than $1.0 million. The carryover periods for net operating loss deductions disallowed by this provision will be extended. The new legislation did not impact the current year provision or our financial statements for the year ended December 31, 2022.

RenovoRx, Inc.

Notes to Financial Statements

On December 27, 2020, the Consolidated Appropriations Act, 2021 was enacted and signed into law to further COVID-19 economic relief and extend certain expiring tax provisions. The relief package includes a tax provision clarifying that businesses with forgiven PPP loans can deduct regular business expenses that are paid for with the loan proceeds. Additional pandemic relief tax measures include an expansion of the employee retention credit, enhanced charitable contribution deductions, and a temporary full deduction for business expenses for food and beverages provided by a restaurant. The provisions did not have a material impact on our financial statements for the year ended December 31, 2022.

Uncertain Income Tax Positions

The total amount of unrecognized tax benefits as of December 31, 2022 is $0.4 million which relates to federal and state tax credits.

The following summarizes the activity related to the Company’s unrecognized tax benefits for the years ended December 31, 2021 and December 31, 2022 (in thousands):

Balance at December 31, 2020	$212
Tax positions related to the current year:
Additions	97
Balance at December 31, 2021	309
Tax positions related to the current year:
Additions	140
Balance at December 31, 2022	$449

The Company’s policy is to account for interest and penalties as income tax expense. As of December 31, 2022, the Company had no interest related to unrecognized tax benefits. No amounts of penalties related to unrecognized tax benefits were recognized in the provision for income taxes. We do not anticipate any significant change within twelve months of this reporting date.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is subject to U.S. federal and state income tax examination for calendar tax years beginning in 2010 due to net operating losses that are being carried forward for tax purposes.

10. Net Loss per Share

Basic and diluted net loss per common share was calculated as follows (in thousands except per share amounts):

	Years Ended December 31,
	2022	2021
Numerator:
Net loss	$(9,889)	$(6,324)
Denominator:
Weighted average shares used in computing net loss per share – basic and diluted	9,052	5,217
Net loss per share – basic and diluted	$(1.09)	$(1.21)

For the years ended December 31, 2022 and 2021, the Company had a net loss and as such, all outstanding shares of potentially dilutive securities were excluded from the calculation of diluted net loss per share as the inclusion would be anti-dilutive.

Potentially dilutive securities not included in the computation of diluted net loss per share because to do so would be antidilutive are as follows (in common stock equivalent shares):

	Years Ended December 31,
	2022	2021
Options to purchase common stock	730,746	684,382
Total	730,746	684,382

RenovoRx, Inc.

Notes to Financial Statements

11. Related Party Transactions

In January 2018, the Company entered into a consulting agreement with one of the Company’s co-founders, Dr. Ramtin Agah, pursuant to which Dr. Agah provides consulting services as the Company’s Chief Medical Officer by overseeing Company-sponsored clinical trials. The agreement, which was amended on September 1, 2019, and November 11, 2021, respectively, continues in force for as long as Dr. Agah is providing consulting services and may be terminated by either party on 30 days’ notice. Dr. Agah was awarded (i) options to purchase 60,000 shares of the Company’s common stock in May 2017, which have vested, (ii) options to purchase 40,000 shares of the Company’s common stock in July 2018, which have vested, (iii) options to purchase 20,000 shares of the Company’s common stock in June 2021, which vest ratably over 24 months from the vesting commencement date of May 14, 2021, (iv) options to purchase of 52,203 shares of the Company’s common stock in September 2021, which vest ratably over 48 months from the vesting commencement date of August 26, 2021, and (v) options to purchase 21,398 shares of the Company’s common stock in March 2022, which vest ratably over 48 months from the vesting commencement date of August 26, 2021. In December 2018, Dr. Agah’s agreement was amended to provide that he would receive cash compensation of $4,000 per month for certain proctoring services, and in September 2019, his compensation was increased to $10,000 per month to compensate for additional services he was providing. In November 2021, we entered into a third amendment to the Consulting Agreement with Dr. Agah which provides for a monthly consulting fee of $22,000, based on Dr. Agah spending no less than 24 hours per week on Company matters. Dr. Agah’s monthly consulting fee was increased to $25,000 effective January 1, 2023. The Company may, in its discretion, proportionally adjust the monthly consulting fee if Dr. Agah’s time commitment decreases. The amendment also provides for Dr. Agah’s eligibility for an annual target cash incentive bonus equal to 40% of his annualized base consulting fee. In November 2021, we entered into a Change in Control and Severance Agreement with Dr. Agah. Consulting fees paid to Dr. Agah for the years ended December 31, 2022 and 2021, were $289,000 and $227,000, respectively. In addition, the Board approved a discretionary bonus of $91,000 paid in February 2023 to Dr. Agah in recognition of Company and individual performance during the year ended December 31, 2022.

12. Employee Benefit Plans

In January 2022, the Company established a defined contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) plan”). The 401(k) plan covers all employees who meet defined minimum age and service requirements. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under U.S. federal tax regulations. The Company makes matching contributions of up to 4% of the eligible employees’ compensation to the 401(k) plan. During the year ended December 31, 2022, the Company made contributions to the 401(k) plan of $10,200.

13. Subsequent Events

On March 30, 2023, the Company entered into a definitive securities purchase agreement with a certain institutional investor under its shelf registration statement for the purchase and sale of 1,557,632 shares of the Company’s common stock (or pre-funded common stock warrants) at a purchase price of $3.21 per share of common stock (or pre-funded common stock warrants) (the “Registered Direct Offering”). Additionally, in a concurrent private placement, the Company issued to the investor unregistered warrants to purchase up to 1,947,040 shares of its common stock (together with the Registered Direct Offering, the “March 2023 Offering”). The aggregate gross proceeds from the March 2023 Offering are approximately $5 million before deducting placement fees and other offering expenses.

