Form 10-Q
period 2023-03-31
RenovoRx, Inc.
filed 2023-05-12
CIK 1574094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2023

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

As of May 10, 2023, the registrant had 10,131,798 shares of common stock, $0.0001 par value per share, outstanding.

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

iii

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

RenovoRx, Inc.

Condensed Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	March 31, 2023	December 31, 2022

Assets
Current assets:
Cash and cash equivalents	$3,723	$4,391
Short-term marketable securities	-	2,049
Prepaid expenses and other current assets	592	825
Deferred offering costs	246	-
Total assets	$4,561	$7,265

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$828	$534
Accrued expenses	477	568
Total liabilities	1,305	1,102
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.0001 par value; 15,000,000 shares authorized as of March 31, 2023, and December 31, 2022, respectively; none shares issued and outstanding at March 31, 2023, and December 31, 2022	-	-
Common stock, $0.0001 par value, 250,000,000 shares authorized at March 31, 2023, and December 31, 2022; 9,131,248 and 9,097,701 shares issued and outstanding as of March 31, 2023, and December 31, 2022, respectively	1	1
Additional paid-in capital	37,685	37,318
Accumulated other comprehensive income	-	17
Accumulated deficit	(34,430)	(31,173)
Total stockholders’ equity	3,256	6,163
Total liabilities and stockholders’ equity	$4,561	$7,265

The accompanying notes are an integral part of these condensed interim financial statements.

RenovoRx, Inc.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2023	2022
Operating expenses:
Research and development	$1,338	$1,289
General and administrative	1,923	1,716
Total operating expenses	3,261	3,005
Loss from operations	(3,261)	(3,005)
Interest income, net	4	1
Other income, net	-	1
Total other income, net	4	2
Net loss	$(3,257)	$(3,003)
Net loss per share, basic and diluted	$(0.36)	$(0.33)

Weighted-average shares of common stock outstanding, basic and diluted	9,089,989	8,992,404

The accompanying notes are an integral part of these condensed interim financial statements.

RenovoRx, Inc.

Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance—December 31, 2022	-	$-	9,097,701	$1	$37,318	$17	$(31,173)	$6,163
Issuance of common stock upon exercise of stock options	-	-	3,547	-	6	-	-	6
Issuance of restricted stock awards	-	-	30,000	-	117	-	-	117
Stock-based compensation expense	-	-	-	-	244	-	-	244
Other comprehensive loss						(17)		(17)
Net loss	-	-	-	-	-	-	(3,257)	(3,257)
Balance—March 31, 2023	-	$-	9,131,248	$1	$37,685	$-	$(34,430)	$3,256

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance—December 31, 2021	-	$-	8,933,989	$1	$36,632	$-	$(21,284)	$15,349
Issuance of common stock upon exercise of stock options	-	-	91,816	-	26	-	-	26
Issuance of restricted stock awards	-	-	3,500	-	14	-	-	14
Stock-based compensation expense	-	-	-	-	154	-	-	154
Net loss	-	-	-	-	-	-	(3,003)	(3,003)
Balance— March 31, 2022	-	$-	9,029,305	$1	$36,826	$-	$(24,287)	$12,540

The accompanying notes are an integral part of these condensed interim financial statements.

RenovoRx, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2023	2022
Operating activities:
Net loss	$(3,257)	$(3,003)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	361	168
Amortization on leasehold improvement	-	3
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	233	267
Deferred offering costs	(246)
Accounts payable	294	204
Accrued expenses	(91)	264
Net cash used in operating activities	(2,706)	(2,097)

Investing activities:
Proceeds from maturities of marketable securities	2,032	-
Net cash provided by investing activities	2,032	-

Financing activities:
Proceeds from exercise of stock options	6	26
Net cash provided by financing activities	6	26
Decrease in cash and cash equivalents	(668)	(2,071)
Cash and cash equivalents, beginning of period	4,391	15,192
Cash and cash equivalents, end of period	$3,723	$13,121

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

Liquidity and Capital Resources

Since inception, and through March 31, 2023, the Company has raised an aggregate of $35.0 million from private placements of convertible preferred stock, convertible debt securities, the issuance of securities in the IPO, and the exercise of warrants and common stock options. As of March 31, 2023, the Company had cash and cash equivalents of $3.7 million.

The Company has incurred significant losses and negative cash flows from operations since its inception. For the three months ended March 31, 2023, the Company reported a net loss of $3.3 million and an accumulated deficit of $34.4 million and does not expect to generate positive cash flows from operations in the foreseeable future. The Company expects to incur significant and increasing losses for the foreseeable future until regulatory approval is granted for its first product candidate, RenovoGem™. Regulatory approval is not guaranteed and may never be obtained. The Company believes it will be able to raise additional capital through debt financings, private or public equity financings, license agreements, collaborative agreements or other arrangements with other companies, or other sources of financing. There can be no assurance that such financing will be available or will be at terms acceptable to the Company. The inability to raise capital as and when needed would have a negative impact on the Company’s liquidity, financial condition and its ability to pursue its business strategy. The Company will need to generate significant revenue to achieve profitability, and it may never do so.

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

On March 30, 2023, the Company entered into a definitive securities purchase agreement under the shelf registration statement for the purchase and sale of common stock, including the issuance of pre-funded common stock warrants, for aggregate gross proceeds of approximately $5 million before deducting placement fees and other offering expenses. See “Note 11. Subsequent Events” in Notes to the Financial Statements.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and has reviewed the relevant conditions and events surrounding its ability to continue as a going concern including among others: historical losses, projected future results, negative cash flows from operations, including the effects of the ongoing novel coronavirus (“COVID-19”) pandemic, cash requirements for the upcoming year, funding capacity, net working capital, total stockholders’ equity and future access to capital. Based upon this review and the Company’s current financial condition and operating plans as of March 31, 2023, the Company has concluded that substantial doubt exists as to the Company’s ability to operate as a going concern.

2. Summary of Significant Accounting Policies

Basis of Presentation and Unaudited Condensed Interim Financial Information

The accompanying unaudited condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission or (“SEC”) for interim reporting. As permitted under those rules and regulations, certain footnotes or other financial information normally included in unaudited condensed interim financial statements prepared in accordance with GAAP have been condensed or omitted. The unaudited condensed interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal, recurring adjustments that are necessary to present fairly the Company’s results for the interim periods presented. The condensed balance sheet as of December 31, 2022, is derived from the Company’s audited financial statements. The results of operations for the three months ended March 31, 2023, are not necessarily indicative of the results to be expected for the year ending December 31, 2023, or for any other future annual or interim period. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and as amended by Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

The accompanying unaudited condensed interim financial statements should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2022, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 31, 2023.

Summary of Significant Accounting Policies

There have been no material changes to the significant accounting policies during the three months ended March 31, 2023 from those previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

The Company is also a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act. If the Company is a smaller reporting company at the time the Company cease to be an emerging growth company, the Company may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company the Company may choose to present only the two most recent fiscal years of audited financial statements in its Annual Report on Form 10-K and, like emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s financial position or results of operations upon adoption.

Recent Accounting Pronouncement

Recently Adopted Accounting Pronouncement

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326). The guidance represents a significant change in the accounting for credit losses model by requiring immediate recognition of management’s estimates of current expected credit losses (CECL). Under the prior model, losses were recognized only as they were incurred. The Company has determined that it has met the criteria of a smaller reporting company (“SRC”) as of November 15, 2019. As such, ASU 2019-10, Financial Instruments —Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) —Effective Dates amended the effective date for the Company to be for reporting periods beginning after December 15, 2022. The Company adopted ASU 2016-13 on January 1, 2023 and the adoption had no significant impact to the Company’s financial statements.

Recently Accounting Pronouncement Not Yet Adopted

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

3. Fair Value Measurements

As of March 31, 2023, and December 31, 2022, the Company held $3.6 million and $4.3 million, respectively, in a money market account.

The following tables summarize the Company’s financial assets and liabilities, measured at fair value on a recurring basis by level within the fair value hierarchy, as of March 31, 2023, and December 31, 2022 (in thousands):

	Fair Value Measurements at March 31, 2023 using:
Assets	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$3,558	$-	$-	$3,558
	$3,558	$-	$-	$3,558

	Fair Value Measurements at December 31, 2022 using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$4,300	$-	$-	$4,300
Available-for-sale securities:
U.S. Treasury bills	2,049	-	-	2,049
	$6,349	$-	$-	$6,349

There were no transfers between Level 1, Level 2 or Level 3 during the periods presented. The Company had no other financial assets or liabilities that were required to be measured at fair value on a recurring basis.

4. Short-Term Marketable Securities

There were no short-term marketable securities as of March 31, 2023. The tables summarize the Company’s short-term marketable securities as of December 31, 2022 (in thousands):

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury bills	$2,032	$17	$-	$2,049
	$2,032	$17	$-	$2,049

5. Accrued Expenses

The components of accrued expenses as of March 31, 2023, and December 31, 2022 are as follows (in thousands):

	March 31, 2023	December 31, 2022
Clinical trial	$238	$88
Employee benefits	204	475
Other	35	5
Total accrued expenses	$477	$568

6. Commitments and Contingencies

Legal Proceedings

From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business.

The Company was not subject to any material legal proceedings during the three months ended March 31, 2023, and no material legal proceedings are subsequently outstanding or pending.

Guarantees and Indemnification

In the ordinary course of business, the Company enters into agreements that may include indemnification provisions. As permitted under Delaware law and in accordance with its bylaws, the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. The Company is also party to indemnification agreements with its officers and directors. In some cases, the indemnification will continue after the termination of the agreement. The maximum potential amount of future payments that the Company could be required to make under these provisions is not determinable. The Company has never incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. The Company is not currently aware of any indemnification claims. Accordingly, the Company has not recorded any liabilities for these indemnification rights and agreements as of March 31, 2023.

Operating Leases

The Company leases its headquarters in Los Altos, California under a month-to-month operating lease agreement. Rent expense was $18,000 for the three months ended March 31, 2023, and 2022.

7. Equity Incentive Plan - Stock-Based Compensation Expense and Common Stock Warrants

2021 Omnibus Equity Incentive Plan

On July 19, 2021, the Company’s Board of Directors adopted the RenovoRx, Inc. 2021 Omnibus Equity Incentive Plan (the “2021 Plan”). The 2021 Plan, which became effective immediately prior to the closing of the IPO, initially reserved 2,185,832 shares of common stock, which included 10,832 shares of common shares reserved but unissued under the Amended and Restated 2013 Equity Incentive Plan (the “2013 Plan”). The Company’s 2013 Plan was terminated immediately prior to the closing of the IPO; however, shares subject to awards granted under the 2013 Plan will continue to be governed by the 2013 Plan. In accordance with the terms of the 2021 Plan, on January 1, 2023, the number of shares reserved and available for issuance increased by 272,931 shares.

A summary of the stock option activity for the three months ended March 31, 2023 is as follows:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	1,399,252	$2.40	7.79	$928
Granted	304,325	$3.40	-	$-
Exercised	(3,547)	$1.52	-	$-
Forfeited	(25,000)	$1.82	-	$-
Expired	-	$-	-	$-
Outstanding as of March 31, 2023	1,675,030	$2.59	7.95	$2,131
Exercisable as of March 31, 2023	743,247	$1.92	6.04	$1,478
Vested and expected to vest as of March 31, 2023	1,675,030	$2.59	7.95	$2,131

As of March 31, 2023, there was $0.7 million of unrecognized stock-based compensation expense related to options granted but not yet amortized, which will be recognized over a weighted-average period of approximately 3.25 years.

For the three months ended March 31, 2023, and 2022, the Company utilized the Black-Scholes option-pricing model for estimating the fair value of the stock option granted. The Company estimated the fair value of each option grant on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2023	2022
Expected Volatility	99.49% – 103.76%	41.66% – 42.13%
Expected term (years)	6.02 – 10.0	6.44
Risk-free interest rate	3.51% – 4.28%	0.62% – 1.00%
Dividend rate	–%	–%

During the three months ended March 31, 2023, and 2022, the Company recognized $244,000 and $168,000, respectively, in stock-based compensation expense from stock option grants. The compensation expense is allocated on a departmental basis, based on the classification of the option holder. No income tax benefits have been recognized in the condensed statements of operations and comprehensive loss for stock-based compensation arrangements.

The following table summarizes the components of stock-based compensation expense recognized in the Company’s Condensed Statements of Operations and Comprehensive Loss during the three months ended March 31, 2023, and 2022 (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Research and development	$42	$45
General and administrative	202	123
Total stock-based compensation expense	$244	$168

Restricted Stock

During the three months ended March 31, 2023, the Board approved the issuance of 30,000 shares of restricted stock to an entity as consideration for a commercial contract, vested immediately, in a private placement. The shares were issued outside the 2021 Plan and the Company recognized $117,000 of stock-based compensation expense for the restricted stock.

Common Stock Warrants

In August 2021, in connection with the IPO, the Company issued warrants to purchase 3,035,195 shares of the Company’s common stock. Warrants to purchase 198,875 shares of the Company’s common stock expire on August 25, 2026 and warrants to purchase 2,588,120 shares of the Company’s common stock expire on August 31, 2026.

The following is a summary of the common stock warrant activity during the three months ended March 31, 2023.

	Shares Issuable Upon Exercise of Outstanding Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value (In thousands)
Outstanding as of December 31, 2022	2,786,995	$10.80	3.67	$30,100
Issued	-	$-	-	$-
Exercised	-	$-	-	$-
Expired	-	$-	-	$-
Outstanding as of March 31, 2023	2,786,995	$10.80	3.42	$30,100

8. Income Taxes

The Company had no income tax expense for the three months ended March 31, 2023, and 2022. During the three months ended March 31, 2023, and 2022, the Company had a net operating loss (“NOL”) for each period that generated deferred tax assets for NOL carryforwards. Deferred income tax assets and liabilities are recognized for temporary differences between the financial statements and income tax carrying values using tax rates in effect for the years such differences are expected to reverse. Due to uncertainties surrounding our ability to generate future taxable income and consequently realize such deferred income tax assets, the Company has determined that it is more likely than not that these deferred tax assets will not be realized. Accordingly, the Company has established a full valuation allowance against its deferred tax assets as of March 31, 2023.

The Company’s policy is to recognize any interest and penalties related to unrecognized tax benefits as a component of income tax expense. For the three months ended March 31, 2023, and 2022, the Company had no accrued interest or penalties related to uncertain tax positions.

9. Net Loss Per Share

Basic and diluted net loss per common share was calculated as follows (in thousands except per share amounts):

	Three Months Ended
	March 31,
	2023	2022
Numerator:
Net loss	$(3,257)	$(3,003)

Denominator:
Weighted average shares used in computing net loss per share – basic and diluted	9,089,989	8,992,404
Net loss per share – basic and diluted	$(0.36)	$(0.33)

For the three months ended March 31, 2023, and 2022, the Company had a net loss and as such, all outstanding shares of potentially dilutive securities were excluded from the calculation of diluted net loss per share as the inclusion would be anti-dilutive.

Potentially dilutive securities not included in the computation of diluted net loss per share because to do so would be antidilutive are as follows (in common stock equivalent shares):

	March 31,
	2023	2022
Options to purchase common stock	1,416,884	589,885
Total	1,416,884	589,885

10. Related Party Transactions

In January 2018, the Company entered into a consulting agreement with one of the Company’s co-founders, Dr. Ramtin Agah, pursuant to which Dr. Agah provides consulting services as the Company’s Chief Medical Officer by overseeing Company-sponsored clinical trials. The agreement, which was amended on September 1, 2019, and November 11, 2021, respectively, continues in force for as long as Dr. Agah is providing consulting services and may be terminated by either party on 30 days’ notice. Dr. Agah was awarded (i) options to purchase 60,000 shares of the Company’s common stock in May 2017, which have vested, (ii) options to purchase 40,000 shares of the Company’s common stock in July 2018, which have vested, (iii) options to purchase 20,000 shares of the Company’s common stock in June 2021, which vest ratably over 24 months from the vesting commencement date of May 14, 2021, (iv) options to purchase of 52,203 shares of the Company’s common stock in September 2021, which vest ratably over 48 months from the vesting commencement date of August 26, 2021, and (v) options to purchase 21,398 shares of the Company’s common stock in March 2022, which vest ratably over 48 months from the vesting commencement date of August 26, 2021. In December 2018, Dr. Agah’s agreement was amended to provide that he would receive cash compensation of $4,000 per month for certain proctoring services, and in September 2019, his compensation was increased to $10,000 per month to compensate for additional services he was providing. In November 2021, we entered into a third amendment to the Consulting Agreement with Dr. Agah which provides for a monthly consulting fee of $21,667.67, based on Dr. Agah spending no less than 24 hours per week on Company matters. Dr. Agah’s monthly consulting fee was increased to $25,000, effective January 1, 2023. The Company may, in its discretion, proportionally adjust the monthly consulting fee if Dr. Agah’s time commitment decreases. The amendment also provides for Dr. Agah’s eligibility for an annual target cash incentive bonus equal to 35% of his annualized base consulting fee. In November 2021, we entered into a Change in Control and Severance Agreement with Dr. Agah. For the three months ending March 31, 2023, and 2022, consulting fees paid to Dr. Agah were $75,900 and $72,000, respectively. In addition, the Board approved a discretionary bonus of $91,000 paid in February 2023 to Dr. Agah in recognition of Company and individual performance during the year ended December 31, 2022.

11. Subsequent Events

On March 30, 2023, the Company entered into a securities purchase agreement (“Securities Purchase Agreement”) with a certain institutional investor (“Purchaser”). Pursuant to the Securities Purchase Agreement, the Company agreed to sell in a registered direct offering 1,000,000 shares (“Shares”) of the Company’s common stock, par value $0.0001 (“Common Stock”), and purchase contracts issued as pre-funded warrants (“Pre-Funded Warrants”) to purchase up to 557,632 shares of Common Stock, which Pre-Funded Warrants are issued to the extent that the Purchaser determines, in its sole discretion, that such Purchaser would beneficially own in excess of 4.99% (or at the Purchaser’s election, 9.99%). The Pre-Funded Warrants have an exercise price of $0.0001 per share and are immediately exercisable and can be exercised at any time after their original issuance until such Pre-Funded Warrants are exercised in full. Each Share is being sold at an offering price of $3.21 and each Pre-Funded Warrant is being sold at an offering price of $3.2099 (equal to the purchase price per Share minus the exercise price of the Pre-Funded Warrant).

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, all references in this section to the “Company,” “we,” “us,” or “our” refer to RenovoRx, Inc. You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited interim condensed financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, our management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2022, included in our Annual Report on Form 10-K that was filed with the SEC on March 31, 2023 (the “Annual Report”), and our final prospectus, dated August 25, 2021, filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (the “Securities Act”).

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

Overview

We are a clinical-stage biopharmaceutical company with a vision to disrupt the current paradigm of cancer treatment. Our mission is to lead a revolution in oncology therapy by delivering its innovative and targeted intra-arterial (IA) delivery of chemotherapy directly to solid tumors. The proprietary RenovoRx Trans-Arterial Micro-Perfusion (RenovoTAMP®) therapy platform aims to avoid the harsh side effects typical of the current standard of care, or systemic delivery methods, thus improving patient well-being and, potentially extension of life, so more time may be enjoyed with loved ones. RenovoTAMP utilizes approved chemotherapeutics with validated mechanisms of action and well-established safety and clinical use, with the goal of improving their safety, tolerance, and widening their therapeutic window by providing more targeted delivery at the location of the tumor tissue. RenovoRx’s lead product candidate, RenovoGemTM, is a combination of gemcitabine and its patented delivery system, RenovoCath®. The FDA has determined that RenovoGem will be regulated as, and if approved we expect will be reimbursed as, a new oncology drug product. We have secured FDA Orphan Drug Designation for RenovoGem in two rare diseases: pancreatic cancer and cholangiocarcinoma (bile duct cancer, or eCCA).

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

In December 2021, we amended the protocol for the TIGe-PaC Phase III clinical trial to only allow for SBRT during the induction phase of the study (prior to randomization). We had previously permitted both SBRT and intensity-modulated radiation therapy (“IMRT”). Patients receiving IMRT must complete 25 radiation treatments in combination with oral chemotherapy during the induction phase of the study, which takes between 35 and 56 days to complete. In comparison, patients receiving SBRT during the induction phase are only required to complete 5 treatments, over 5 consecutive days, and do not receive oral chemotherapy. The decision to modify the study population was based on the observation in the Phase III TIGeR-PaC study that IMRT patients had a higher dropout rate during the induction phase of the study due to the high frequency of hospital visits and side effects from the required concurrent chemotherapy. As part of the pre-randomization, induction phase change made to the protocol, we initiated a review of the statistical considerations for the study and in June 2022, submitted a modified Statistical Analysis Plan (the “Modified SAP”) to FDA. As part of the Modified SAP, we now plan to (i) analyze only patients receiving SBRT, consistent with the protocol change made in December 2021, (ii) include a second interim analysis, (iii) change the total number of SBRT patients randomized in the study to 114 (a reduction from the original 200 patients) with a total of 86 deaths from SBRT patients, including all deaths from SBRT patients enrolled in the study before the submission of the Modified SAP, and (iv) repower the study from 90% to 80%, which is commonly used in clinical trials. We believe these changes will shorten the timeframe needed to complete the study and also significantly decrease our costs. We have not discussed the protocol amendment or the Modified SAP with the FDA, and we cannot provide any assurance that the FDA will agree with these modifications. The first planned interim analysis was triggered when 30%, or 26 of 86, of the total number of deaths occurred (and announced in March 2023), and the second interim analysis at 60%, or 52 of 86, of the total number of deaths have occurred and is estimated to be mid-2024. Given that the timing of the interim analysis is predicated on a specific number of deaths, it is difficult to predict the exact timing of the interim analysis or when we will be able to complete the study. As of April 25, 2023, the Phase III TIGeR-PaC trial has randomized 50 SBRT patients out of 114 total needed under the Modified SAP. At this rate, we anticipate that all patients will be enrolled and randomized in 2024, with the final study readout in 2025.

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

We intend to explore applications of our RenovoTAMP platform in additional indications, locally advanced lung cancer, locally advanced uterine cancer, and glioblastoma. We have completed and presented data on a lung cancer application in preclinical studies, and additional preclinical experiments in lung cancer may be conducted.

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

We have incurred significant operating losses and generated negative cash flows from operations since our inception. As of March 31, 2023, we had cash and cash equivalents of $3.7 million. For the three months ended March 31, 2023, we reported net losses of $3.3 million. As of March 31, 2023, we had an accumulated deficit of $34.4 million. We expect to continue to incur significant expenses, increasing operating losses and negative cash flows from operations in 2023 and for the foreseeable future. We do not expect to generate revenues from product sales unless and until we successfully complete development and obtain regulatory approval for one or more product candidates. We expect that our expenses will increase substantially in connection with our ongoing research and development activities, particularly as we:

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

Due to our recurring operating losses and the expectation that we will continue to incur net losses in the future, we will be required to raise additional capital to complete the development and commercialization of our product candidates. We have historically financed our operations primarily through private sales of our equity, debt financing and the sale of common stock and warrants in our initial public offering, or IPO. To raise additional capital, we may seek to sell additional equity and/or debt securities, obtain a credit facility or other loan or enter into collaborations, licenses or other similar arrangements, which we may not be able to do on favorable terms, or at all. For example, we have filed an omnibus shelf registration statement on Form S-3 that provides for aggregate offerings of up to $50 million of the Company’s securities subject to various limitations, including limited sales in any twelve-month period while we are subject to the “baby-shelf” rules. On April 3, 2023, we completed a registered direct offering under our shelf registration statement on Form S-3 for the purchase and sale of 1,557,632 shares of common stock (or pre-funded common stock warrants) at a purchase price of $3.21 per share of common stock (or pre-funded common stock warrants) to a certain institutional investor (the “Registered Direct Offering”). Additionally, in a concurrent private placement, we issued to the investor unregistered warrants to purchase up to 1,947,040 shares of common stock (together with the Registered Direct Offering, the “March 2023 Offering”). The aggregate gross proceeds from the March 2023 Offering were approximately $5 million before deducting placement fees and other offering expenses. We also have filed a registration statement on Form S-1 to register the cash exercise of our outstanding warrants, with such cash exercise only expected to occur when the trading price of our common stock is in excess of the $10.80 per share exercise price of our outstanding warrants. Our ability to obtain additional financing will be subject to a number of factors, including market conditions, fluctuations in interest rates, our operating performance and investor sentiment. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue the development and/or commercialization of our product candidates, restrict or cease our operations or obtain funds by entering into agreements on unfavorable terms. Failure to obtain additional capital on acceptable terms, or at all, would result in a material and adverse impact on our operations. As a result, there is substantial doubt about our ability to operate as a going concern.

Our financial statements as of March 31, 2023 have been prepared on a going concern basis and do not include any adjustments that may result from the outcome of this uncertainty. Based on our operating plans, we do not expect that our current cash and cash equivalents as of March 31, 2023, will be sufficient to fund our operating, investing and financing cash flow needs, assuming our programs advance as currently contemplated.

As a result, we will require significant additional funding to support our continuing operations. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through private or public equity financings, debt financings and collaborations, licenses or other similar arrangements. We currently have no credit facility or committed sources of capital. To the extent that we raise additional capital through the future sale of equity or debt, the ownership interests of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds through the issuance of debt securities, these securities could contain covenants that would restrict our operations. We may require additional capital beyond our currently anticipated amounts and additional capital may not be available on reasonable terms, or at all. If we raise additional funds through collaboration arrangements or other strategic transactions in the future, we may have to relinquish valuable rights to our technologies or future revenue streams or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through private or public equity financings or debt financings when needed, we may be required to delay, limit, reduce development or future commercialization efforts, and we may be unable to continue as a going concern. If we are unable to continue as a going concern, we might have to liquidate our assets and the value we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements, and our shareholders may lose their entire investment in our common stock.

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

Although the public health emergency declaration related to COVID-19 will end on May 11, 2023, the extent of COVID-19’s effect on our operational and financial performance will depend in large part on future developments, which cannot be predicted and are out of our control. As the COVID-19 global pandemic continues to evolve, it could result in significant long-term disruption of global financial markets, including a period of a rising rate of inflation, reducing our ability to raise additional capital when needed and on acceptable terms, if at all, which could negatively affect our liquidity. The extent to which the COVID-19 pandemic impacts our clinical development and regulatory efforts will depend on future developments that are highly uncertain and cannot be predicted with confidence, such as the duration of the continued outbreak, new travel restrictions, quarantines and social distancing requirements in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the virus. We will continue to monitor the COVID-19 situation closely.

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

Due to the ongoing impact of the COVID-19 pandemic and work-from-home policies and other operational limitations mandated by federal, state, and local governments as a result of the pandemic, certain of our research and development activities delayed and may be further delayed until we and our vendors return to pre-pandemic capacity.

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

Other Income, Net

Interest Income, Net

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

Results of Operations

Comparison of the Three Months Ended March 31, 2023, and 2022

The following table summarizes the significant components of our results of operations for the periods presented (in thousands, except percentages):

	Three Months Ended March 31,		Increase / (Decrease)
	2023	2022	$	%
	(unaudited)
Operating expenses:
Research and development	$1,338	$1,289	$49	4%
General and administrative	1,923	1,716	207	12%
Total operating expenses	3,261	3,005	256	9%
Loss from operations	(3,261)	(3,005)	(256)	9%
Other income, net
Interest income, net	4	1	3	300%
Other income, net	-	1	(1)	(100)%
Total other income, net	4	2	2	100%
Net loss	$(3,257)	$(3,003)	$(254)	8%

Research and Development

Research and development expenses were $1.3 million for the three months ended March 31, 2023, remaining relatively flat compared to the same period last year. Clinical consulting to support the ongoing Phase III clinical trial increased $0.1 million which was partially offset by a decrease in our Phase III clinical trial costs of $0.1 million primarily due to suspending the European Phase III clinical trial. Expenses associated with pre-development manufacturing for our RenovCath delivery device decreased by $0.2 million as we established a secondary manufacturer for the devices upon completion of manufacturing testing. We anticipate the secondary manufacturer device company will commence production run later this year. Allocated general and administrative support costs for personnel, facility and office supply costs increased by $0.2 million compared to the prior year quarter. We expect research and development expenses to increase during the year as we continue to advance our lead programs.

General and Administrative

General and administrative expenses were $1.9 million for the three months ended March 31, 2023, an increase of $0.2 million, compared to $1.7 million for the same period last year. This increase was due to higher employee and related benefits costs of $0.3 million due to an increase in personnel, and an increase in professional and consulting fees of $0.2 million, in each case, as compared to the prior year quarter. This increase was partially offset by an increase of $0.2 million in general and administrative expenses allocated to research and development including other miscellaneous general and administrative costs of $0.1 million. We expect general and administrative expenses to increase during the fiscal year as we continue to advance our lead programs.

Interest Income, Net

Interest income for the three months ended March 31, 2023 was $4,000, compared to $1,000 in the same period last year.

Other Income, Net

Other income, net for the three months ended March 31, 2023 was nil, compared to $1,000 in the same period last year.

Liquidity and Capital Resources

For the three months ended March 31, 2023, we incurred a net loss of $3.3 million. As of March 31, 2023, we had an accumulated deficit of $34.4 million. We expect to incur additional losses and increase operating expenses in future periods. Since our inception, our primary sources of liquidity have been the sale and issuance of convertible preferred stock, convertible notes and common stock, including in our IPO and the March 2023 Offering, and from the exercise of warrants.

As of March 31, 2023 and December 31, 2022, we had $3.7 million and $6.4 million in cash and cash equivalents and short-term marketable securities, respectively. During the three months ended March 31, 2023, we used $2.7 million of cash in operations. Our primary requirements for liquidity have been to fund our clinical trial activity and general corporate and working capital needs. In August 2021, we completed our IPO and received aggregate gross proceeds of $16.7 million. We paid underwriting discounts and commissions of $1.3 million, and we also incurred expenses of $0.8 million in connection with the offering. As a result, the net offering proceeds to us, after deducting underwriting discounts and commissions and offering expenses, were $14.6 million. In February 2021, we received notification and confirmation from Silicon Valley Bank that our PPP loan of $140,000 was forgiven in its entirety and automatically cancelled by the U.S. Small Business Administration.

Based on our operating plans, we do not expect that our current cash and cash equivalents as of the date of this filing, will be sufficient to fund our operating, investing and financing cash flow needs for at least the next twelve months, assuming our programs advance as currently contemplated. Based upon this review and the Company’s current financial condition, the Company has concluded that substantial doubt exists as to the Company’s ability to continue as a going concern. We believe we will be able to raise additional capital through debt financing, private or public equity financings, license agreements, collaborative agreements or other arrangements with other companies, or other sources of financing. There can be no assurance that such financing will be available or will be at terms acceptable to us. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our clinical trials or other operations. If any of these events occur, our ability to achieve our operational goals would be adversely affected. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described in the section titled “Risk Factors.” Depending on the severity and direct impact of these factors on us, we may be unable to secure additional financing to meet our operating requirements on commercially acceptable terms favorable to us, or at all.

We filed an omnibus shelf registration statement on Form S-3 that provides for the aggregate offerings of up to $50 million of our securities subject to various limitations, including limited sales in any twelve-month period while we are subject to the “baby-shelf” rules. On April 3, 2023, we completed the Registered Direct Offering under our shelf registration statement on Form S-3 for the purchase and sale of 1,557,632 shares of common stock (or pre-funded common stock warrants) at a purchase price of $3.21 per share of common stock (or pre-funded common stock warrants) to a certain institutional investor. Additionally, in a concurrent private placement, we issued to the investor unregistered warrants to purchase up to 1,947,040 shares of its common stock. The aggregate gross proceeds from the March 2023 Offering were approximately $5 million before deducting placement fees and other offering expenses. We have also filed a registration statement on Form S-1 to register the cash exercise of the Company’s outstanding IPO, underwriter and private warrants. Cash exercise of the outstanding warrants is only expected to occur when the trading price of the Company’s common stock is in excess of the $10.80 per share exercise price of the outstanding warrants.

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

On March 30, 2023, the Company entered into a definitive securities purchase agreement under the shelf registration statement for the purchase and sale of common stock, including the issuance of pre-funded common stock warrants, for aggregate gross proceeds of approximately $5 million before deducting placement fees and other offering expenses. See “Note 11. Subsequent Events” in Notes to the Financial Statements.

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

The following table summarizes our cash flows for the period indicated (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash provided by (used in):
Operating activities	$(2,706)	$(2,097)
Investing activities	2,032	-
Financing activities	6	26
Decrease in cash and cash equivalents	$(668)	$(2,071)

Net Cash Used in Operating Activities

Cash used in operating activities for the three months ended March 31, 2023, reflected a net loss of $3.3 million, offset by a net change in our operating assets and liabilities of $0.2 million, and non-cash charges of $0.4 million, consisting of stock-based compensation expense.

Cash used in operating activities for the three months ended March 31, 2022, reflected a net loss of $3.0 million, offset by a net change in our operating assets and liabilities of $0.7 million, and non-cash charges of $0.2 million, consisting primarily of stock-based compensation expense.

Cash Provided by Investing Activities

Cash provided by investing activities for the three months ended March 31, 2023, consisted of U.S. Treasury bills held to maturity.

Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2023 was $6.0 million, consisted of proceeds from the exercise of stock options.

Net cash provided by financing activities for the three months ended March 31, 2022 was $26.0 million, consisted of proceeds from the exercise of stock options.

Contractual Obligations and Other Commitments

There have been no significant changes in our contractual obligations or other commitments as of March 31, 2023.

Critical Accounting Policies and Significant Judgments and Estimates

The accompanying management’s discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed interim financial statements and the related disclosures, which have been prepared in accordance with accounting principles generally accepted in the United States or GAAP. The preparation of these unaudited condensed interim financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts in our unaudited condensed interim financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. Our critical accounting policies and estimates are detailed in our Annual Report on Form 10-K for the year ended December 31, 2022.

There have been no significant changes to our critical accounting policies or significant judgments and estimates for the three months ended March 31, 2023, from those previously disclosed in our Annual Report.

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

We have elected to take advantage of certain reduced disclosure obligations in this Quarterly Report on Form 10-Q and may elect to take advantage of other reduced reporting requirements in future filings. As a result, the information that we provide to our stockholders may be different than you might receive from other public reporting.

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

Recently Issued and Adopted Accounting Pronouncements

There were no new accounting pronouncements that were issued or became effective since the issuance of our Annual Report on Form 10-K for the year ended December 31, 2022 that had, or are expected to have, a material impact on our unaudited condensed balance sheets, unaudited condensed statement of operations or unaudited condensed statement of cash flows.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial and Accounting Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal quarter ended March 31, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial and Accounting Officer have concluded that, during the period covered by this Quarterly Report, our disclosure controls and procedures were not effective due to our previously identified material weaknesses in internal control over financial reporting. As a result, we have performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. GAAP. Accordingly, notwithstanding the identified material weaknesses, management, including our Chief Executive Officer and Chief Financial and Accounting Officer, believes the financial statements included in this Quarterly Report on Form 10-Q are fairly presented, in all material respects, in accordance with U.S. GAAP.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical stage company and have incurred significant losses since our formation. As of March 31, 2023, we have an accumulated deficit of approximately $34.4 million. For the three months ended March 31, 2023, we had a net loss of approximately $3.3 million. For the fiscal years ended December 31, 2022, and 2021, we had net losses of approximately $9.9 million and $6.3 million, respectively. To date, we have experienced negative cash flow from the development of our product candidate, RenovoGem, our platform technology, RenovoTAMP, and our RenovoCath delivery system. We have not generated any revenue from operations, and we expect to incur substantial net losses for the foreseeable future as we seek to further develop and commercialize RenovoGem and expand our pipeline of product candidates. Because of the numerous risks and uncertainties associated with developing and commercializing RenovoGem, we are unable to predict the extent of any future losses or when we will attain profitability, if ever. Investors in our common stock must carefully consider the substantial challenges, risks and uncertainties inherent in the attempted development and commercialization of RenovoGem. We may never successfully commercialize RenovoGem, and our business may not be successful.

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

As of March 31, 2023, we had cash and cash equivalents of $3.7 million. Due to our recurring operating losses and the expectation that we will continue to incur net losses in the future, we will be required to raise additional capital to complete the development and commercialization of our product candidates. We have historically financed our operations primarily through private sales of our equity, debt financing and the sale of common stock and warrants in our initial public offering, or IPO. To raise additional capital, we may seek to sell additional equity and/or debt securities, obtain a credit facility or other loan or enter into collaborations, licenses or other similar arrangements, which we may not be able to do on favorable terms, or at all. For example, we have filed an omnibus shelf registration statement on Form S-3 that provides for aggregate offerings of up to $50 million of the Company’s securities subject to various limitations, including limited sales in any twelve-month period while we are subject to the “baby-shelf” rules. On April 3, 2023, we completed the Registered Direct Offering under its shelf registration statement on Form S-3 for the purchase and sale of 1,557,632 shares of the Company’s common stock (or pre-funded common stock warrants) at a purchase price of $3.21 per share of common stock (or pre-funded common stock warrants) to a certain institutional investor. Additionally, in a concurrent private placement, we issued to the investor unregistered warrants to purchase up to 1,947,040 shares of its common stock. The aggregate gross proceeds from the March 2023 Offering were approximately $5 million before deducting placement fees and other offering expenses. We also have filed a registration statement on Form S-1 to register the cash exercise of our outstanding warrants, with such cash exercise only expected to occur when the trading price of our common stock is in excess of the $10.80 per share exercise price of our outstanding warrants. Our ability to obtain additional financing will be subject to a number of factors, including market conditions, fluctuations in interest rates, our operating performance and investor sentiment. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue the development and/or commercialization of our product candidates, restrict or cease our operations or obtain funds by entering into agreements on unfavorable terms. Failure to obtain additional capital on acceptable terms, or at all, would result in a material and adverse impact on our operations. As a result, there is substantial doubt about our ability to operate as a going concern.

Our financial statements as of March 31, 2023 have been prepared on a going concern basis and do not include any adjustments that may result from the outcome of this uncertainty. If we fail to raise additional working capital, or do so on commercially unfavorable terms, it would materially and adversely affect our business, prospects, financial condition and results of operations, and we may be unable to continue as a going concern. As a result, there is substantial doubt about our ability to operate as a going concern. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms, if at all. If we are unable to continue as a going concern, we might have to liquidate our assets and the value we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements, and our shareholders may lose their entire investment in our ordinary shares.

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

Changes in tax laws or in their implementation or interpretation may adversely affect our business and financial condition.

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

We may seek additional capital through a variety of means, including through public or private equity, debt financings or other sources, including up-front payments and milestone payments from strategic collaborations. For example, we have filed an omnibus shelf registration statement on Form S-3 that provides for aggregate offerings of up to $50 million of the Company’s securities subject to various limitations, including limited sales in any twelve-month period while we are subject to the “baby-shelf” rules. On April 3, 2023, we completed the Registered Direct Offering under our shelf registration statement on Form S-3 for the purchase and sale of 1,557,632 shares of the Company’s common stock (or pre-funded common stock warrants) at a purchase price of $3.21 per share of common stock (or pre-funded common stock warrants) to a certain institutional investor. Additionally, in a concurrent private placement, we issued to the investor unregistered warrants to purchase up to 1,947,040 shares of its common stock. The aggregate gross proceeds from the March 2023 Offering were approximately $5 million before deducting placement fees and other offering expenses. We also have filed a registration statement on Form S-1 to register the cash exercise of our outstanding warrants, with such cash exercise only expected to occur when the trading price of our common stock is in excess of the $10.80 per share exercise price of our outstanding warrants. To the extent that we raise additional capital through the sale of equity or convertible debt or equity securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. Such financing may result in dilution to stockholders, imposition of debt covenants, increased fixed payment obligations or other restrictions that may affect our business. If we raise additional funds through up-front payments or milestone payments pursuant to strategic collaborations with third parties, we may have to relinquish valuable rights to our product candidates or grant licenses on terms that are not favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On March 31, 2023, the Company issued 30,000 shares of restricted stock to an entity as consideration for a commercial contract. The shares were issued in a private placement in reliance on the exemption from registration available under Section 4(a)(2) of the Securities Act.

Use of Proceeds from Public Offering of Common Stock

There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on August 27, 2021, pursuant to Rule 424(b)(4). We placed the funds received into an interest bearing money market account. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors pursuant to our Outside Director Compensation Policy, as amended.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Sixth Amended and Restated Certificate of Incorporation of RenovoRx, Inc.	8-K	001-40738	3.1	August 31, 2021
3.2	Amended and Restated Bylaws of RenovoRx, Inc.	10-K	001-40738	3.2	March 30, 2022
10.1*	Amended and Restated Outside Director Compensation Policy	10-K	001-40738	10.3	March 31, 2023
10.2	Form of Placement Agency Agreement by and between RenovoRx, Inc. and Roth Capital Partners, LLC, dated March 30, 2023	8-K	001-40738	10.1	April 3, 2023
10.3	Form of Securities Purchase Agreement, by and between RenovoRx, Inc. and other party thereto, dated March 30, 2023	8-K	001-40738	10.2	April 3, 2023
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (embedded within the Inline XBRL document)	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Interactive Data Files submitted as Exhibit 101)	Filed herewith

*	Indicates management contract or compensatory plan.

†	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RenovoRx, Inc.

Date: May 12, 2023	By:	/s/ Shaun R. Bagai
Shaun R. Bagai
Chief Executive Officer

Date: May 12, 2023	By:	/s/ James M. Ahlers
James M. Ahlers
Chief Financial Officer

