Form 10-Q
period 2023-06-30
RenovoRx, Inc.
filed 2023-08-16
CIK 1574094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2023

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

As of August 7, 2023, the registrant had 10,693,080 shares of common stock, $0.0001 par value per share, outstanding.

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

ii

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

iii

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

RenovoRx, Inc.

Condensed Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	June 30, 2023	December 31, 2022

Assets
Current assets:
Cash and cash equivalents	$5,954	$4,391
Short-term marketable securities	-	2,049
Prepaid expenses and other current assets	324	825
Deferred offering costs	36	-
Total assets	$6,314	$7,265

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$872	$534
Accrued expenses	827	568
Total current liabilities	1,699	1,102
Common warrant liability	3,427	-
Total liabilities	5,126	1,102
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.0001 par value; 15,000,000 shares authorized as of June 30, 2023, and December 31, 2022, respectively; no shares issued and outstanding at June 30, 2023, and December 31, 2022	-	-
Common stock, $0.0001 par value, 250,000,000 shares authorized at June 30, 2023, and December 31, 2022; 10,693,080 and 9,097,701 shares issued and outstanding as of June 30, 2023, and December 31, 2022, respectively	1	1
Additional paid-in capital	37,944	37,318
Accumulated other comprehensive income	-	17
Accumulated deficit	(36,757)	(31,173)
Total stockholders’ equity	1,188	6,163
Total liabilities and stockholders’ equity	$6,314	$7,265

The accompanying notes are an integral part of these condensed interim financial statements

RenovoRx, Inc.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$1,925	$1,390	$3,263	$2,679
General and administrative	1,450	1,224	3,373	2,940
Total operating expenses	3,375	2,614	6,636	5,619
Loss from operations	(3,375)	(2,614)	(6,636)	(5,619)
Other income/(expenses), net:
Interest and dividend income	50	20	54	21
Other income, net	-	-	-	1
Change in fair value of common warrant liability	1,573	-	1,573	-
Transaction costs allocated to common warrant liability	(575)	-	(575)	-
Total other income/(expenses), net	1,048	20	1,052	22
Net loss	(2,327)	(2,594)	(5,584)	(5,597)
Other comprehensive loss:
Unrealized loss on marketable securities	-	(4)	-	(4)
Comprehensive loss	$(2,327)	$(2,598)	$(5,584)	$(5,601)
Net loss per share, basic and diluted	$(0.22)	$(0.29)	$(0.57)	$(0.62)

Weighted-average shares of common stock outstanding, basic and diluted	10,655,155	9,057,185	9,881,371	9,024,973

The accompanying notes are an integral part of these condensed interim financial statements.

RenovoRx, Inc.

Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid- In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance—December 31, 2022	-	$-	9,097,701	$1	$37,318	$17	$(31,173)	$6,163
Issuance of common stock upon exercise of stock options	-	-	3,547	-	6	-	-	6
Issuance of restricted stock awards	-	-	30,000	-	117	-	-	117
Stock-based compensation expense	-	-	-	-	244	-	-	244
Other comprehensive loss	-	-	-	-	-	(17)	-	(17)
Net loss	-	-	-	-	-	-	(3,257)	(3,257)
Balance—March 31, 2023	-	-	9,131,248	1	37,685	-	(34,430)	3,256
Issuance of common stock upon the registered direct offering	-	-	1,000,000	-	-	-	-	-
Issuance and exercise of pre-funded common warrants upon the registered direct offering	-	-	557,632	-	-	-	-	-
Issuance of common stock upon exercise of stock options	-	-	4,200	-	2	-	-	2
Stock-based compensation expense	-	-	-	-	257	-	-	257
Net loss	-	-	-	-	-	-	(2,327)	(2,327)
Balance—June 30, 2023	-	$-	10,693,080	$1	$37,944	$-	$(36,757)	$1,188

The accompanying notes are an integral part of these condensed interim financial statements.

RenovoRx, Inc.

Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance—December 31, 2021	-	$-	8,933,989	$1	$36,632	$-	$(21,284)	$15,349
Issuance of common stock upon exercise of stock options	-	-	91,816	-	26	-	-	26
Issuance of restricted stock awards	-	-	3,500	—	14	-	-	14
Stock-based compensation expense	-	-	-	-	154	-	-	154
Net loss	-	-	-	-	-	-	(3,003)	(3,003)
Balance—March 31, 2022	-	-	9,029,305	1	36,826	-	(24,287)	12,540
Issuance of common stock upon exercise of stock options	-	-	37,558	-	9	-	-	9
Stock-based compensation expense	-	-	-	-	169	-	-	169
Other comprehensive loss	-	-	-	-	-	(4)	-	(4)
Net loss	-	-	-	-	-	-	(2,594)	(2,594)
Balance—June 30, 2022	-	$-	9,066,863	$1	$37,004	$(4)	$(26,881)	$10,120

The accompanying notes are an integral part of these condensed interim financial statements.

RenovoRx, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2023	2022
Operating activities:
Net loss	$(5,584)	$(5,597)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	618	337
Amortization on leasehold improvement	-	6
Unrealized gain on change in fair value of common warrants classified as a liability	(1,966)	-
Loss on financing common stock and common warrants	393
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	501	611
Deferred offering costs	(36)	-
Accounts payable	338	(52)
Accrued expenses	259	237
Net cash used in operating activities	(5,477)	(4,458)

Investing activities:
Purchases of marketable securities	-	(8,000)
Proceeds from maturities of marketable securities	2,032	-
Net cash provided by (used in) investing activities	2,032	(8,000)

Financing activities:
Proceeds from common stock and pre-funded common warrants	5,000	-
Proceeds from exercise of stock options	8	35
Net cash provided by financing activities	5,008	35
Increase (decrease) in cash and cash equivalents	1,563	(12,423)
Cash and cash equivalents, beginning of period	4,391	15,192
Cash and cash equivalents, end of period	$5,954	$2,769

Supplemental of non-cash financing activities:
Fair value of common warrant classified as a liability	$3,427	-

The accompanying notes are an integral part of these condensed interim financial statements.

RenovoRx, Inc.

Notes to the Unaudited Condensed Interim Financial Statements

1. Business and Principal Activities

Description of Business

RenovoRx, Inc. (the “Company”) was incorporated in the state of Delaware in December 2012 and operates from its headquarters in Los Altos, California. The Company is a clinical-stage biopharmaceutical company focused on developing targeted combination therapies for the local treatment of solid tumors and conducting a Phase III pancreatic cancer clinical trial for its lead product candidate RenovoGem™. The Company’s therapy platform, Trans-Arterial Micro-Perfusion, or TAMP™, utilizes approved chemotherapeutics with validated mechanisms of action and well-established safety and side effect profiles, with the goal of increasing their efficacy, improving their safety, and widening their therapeutic window.

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

Liquidity and Capital Resources

Since inception, and through June 30, 2023, the Company has raised an aggregate of $39.8 million through private placements of convertible preferred stock, convertible debt securities, the issuance of securities in the IPO, and the exercise of warrants and common stock options. As of June 30, 2023, the Company had cash and cash equivalents of $6.0 million.

The Company has incurred significant losses and negative cash flows from operations since its inception. For the six months ended June 30, 2023, the Company reported a net loss of $5.6 million and an accumulated deficit of $36.8 million. It does not anticipate generating positive cash flows from operations in the foreseeable future. The Company expects to continue incurring significant losses until it obtains regulatory approval for RenovoGem™, its first product candidate. However, regulatory approval is not guaranteed and may never be obtained.

To address its capital needs, the Company believes it will be able to raise additional capital through debt financings, private or public equity financings, license agreements, collaborative agreements or other arrangements with other companies, or other financing sources. Nevertheless, there is no assurance that such financing will be available or will be at terms acceptable to the Company. The inability to raise capital as and when needed could negatively impact the Company’s liquidity, financial condition and its ability to pursue its business strategy. The Company will need to generate significant revenue to achieve profitability, and it may never do so.

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

On March 30, 2023, the Company entered into a securities purchase agreement (“Securities Purchase Agreement”) with a certain institutional investor (“Purchaser”). Pursuant to the Securities Purchase Agreement, the Company agreed to sell in a registered direct offering (the “Registered Direct Offering”) 1,000,000 shares (“Shares”) of the Company’s common stock, par value $0.0001 (“Common Stock”), and purchase contracts issued as pre-funded warrants (“Pre-Funded Warrants”) to purchase up to 557,632 shares of Common Stock, which Pre-Funded Warrants are issued to the extent that the Purchaser determines, in its sole discretion, that such Purchaser would beneficially own in excess of 4.99% (or at the Purchaser’s election, 9.99%). The Pre-Funded Warrants have an exercise price of $0.0001 per share and are immediately exercisable and can be exercised at any time after their original issuance until such Pre-Funded Warrants are exercised in full. Each Share is being sold at an offering price of $3.21 and each Pre-Funded Warrant is being sold at an offering price of $3.2099 (equal to the purchase price per Share minus the exercise price of the Pre-Funded Warrant). Additionally, in a concurrent private placement (together with the Registered Direct Offering, the “March 2023 Offering”), we issued to Purchaser unregistered warrants to purchase up to 1,947,040 shares of our Common Stock (the “Common Warrants”). Each Common Warrant has an exercise price of $3.21 per share, is exercisable at any time after their original issuance and will expire five and a half years from the original issuance date. The aggregate gross proceeds from the March 2023 Offering were approximately $5 million before deducting placement fees and other offering expenses.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and has reviewed the relevant conditions and events surrounding its ability to continue as a going concern including among others: historical losses, projected future results, negative cash flows from operations, including cash requirements for the upcoming year, funding capacity, net working capital, total stockholders’ equity and future access to capital. Based upon this review and the Company’s current financial condition and operating plans as of June 30, 2023, the Company has concluded that substantial doubt exists as to the Company’s ability to operate as a going concern.

2. Summary of Significant Accounting Policies

Basis of Presentation and Unaudited Condensed Interim Financial Information

The accompanying unaudited condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission or (“SEC”) for interim reporting. As permitted under those rules and regulations, certain footnotes or other financial information normally included in unaudited condensed interim financial statements prepared in accordance with GAAP have been condensed or omitted. The unaudited condensed interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal, recurring adjustments that are necessary to present fairly the Company’s results for the interim periods presented. The condensed balance sheet as of December 31, 2022, is derived from the Company’s audited financial statements. The results of operations for the three and six months ended June 30, 2023, are not necessarily indicative of the results to be expected for the year ending December 31, 2023, or for any other future annual or interim period. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and as amended by Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

The accompanying unaudited condensed interim financial statements should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2022, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 31, 2023.

Summary of Significant Accounting Policies

There have been no material changes to the significant accounting policies during the six months ended June 30, 2023 from those previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

During the three months ended June 30, 2023, the Company completed a financing under its March 2023 Offering issuing common stock, pre-funded common warrants and common warrants. The Company has applied the following accounting policies as it relates to such offering.

Pre-Funded Common Warrants and Common Warrants

The Company evaluated the Pre-Funded Common Warrants and Common Warrants issued in connection with the March 2023 registered direct financing in accordance with ASC 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity, and concluded that the Pre-Funded Common Warrants qualify for equity classification, while a provision in the Common Warrants precluded it from being accounted for as components of equity. As the Common Warrants met the definition of a derivative instrument, the Company recorded the Common Warrants as a liability on the condensed balance sheets and measured at fair value at inception and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the Condensed Statements of Operations and Comprehensive Loss in the period of change. As the initial fair value of the Common Warrants exceeded the total proceeds of the March 2023 Offering, no value was recorded for the Common Stock and Pre-funded Common Warrants.

Direct Offering Costs

Direct offering costs consist principally of placement fees and other expenses, including other professional expenses incurred. The aggregate direct offering costs incurred from the March 2023 Offering were approximately $575,000 and were allocated solely to the Common Warrants and subsequently expensed in the accompanying Condensed Statements of Operations and Comprehensive Loss.

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

3. Fair Value Measurements

As of June 30, 2023, and December 31, 2022, the Company held $0.8 million and $4.3 million, respectively, in a money market account.

The following tables summarize the Company’s financial assets and liabilities, measured at fair value on a recurring basis by level within the fair value hierarchy, as of June 30, 2023, and December 31, 2022 (in thousands):

	Fair Value Measurements at June 30, 2023 using:
Assets	Level 1	Level 2	Level 3	Total
Cash equivalents:
Schwab U.S. Treasury Money Fund – Ultra Shares	$4,660	$-	$-	$4,660
Money market funds	808	-	-	808
	$5,468	$-	$-	$5,468

Liabilities	Level 1	Level 2	Level 3	Total
Common warrant liability	$-	$-	$3,427	$3,427
	$-	$-	$3,427	$3,427

	Fair Value Measurements at December 31, 2022 using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$4,300	$-	$-	$4,300
Available-for-sale securities:
U.S. Treasury bills	2,049	-	-	2,049
	$6,349	$-	$-	$6,349

There were no transfers between Level 1, Level 2 or Level 3 during the periods presented. The Company had no other financial assets or liabilities that were required to be measured at fair value on a recurring basis.

Assumptions Used in Determining Fair Value of Warrants

With the Common Warrants, in the event of certain fundamental transactions involving the Company, the warrant holders may require the Company to make a payment based on a Black-Scholes valuation, using specified inputs. Therefore, the Common Warrants were accounted for as liabilities.

The Company recorded the fair value of the Common Warrants upon issuance using the Black-Scholes valuation model. It is also required to revalue the Common Warrants at each reporting date, with any changes in fair value recorded on our statement of operations. The valuation of the Common Warrants is considered under Level 3 of the fair value hierarchy and influenced by the fair value of the underlying Common Stock of the Company.

A summary of the Black Scholes pricing model assumptions used to record the fair value of the Common Warrants is as follows:

June 30, 2023
Expected volatility	110.0%
Expected term (years)	4.50 – 5.51
Risk-free interest rate	3.51% – 3.60%
Dividend rate	–

Changes om Level 3 Liabilities Measured at Fair Value on a Recurring Basis

The following table reflects the change in the Company’s Level 3 common warrant liability for the six months ended June 30, 2023 (in thousands):

Fair value as of December 31, 2022	$-
Common warrants issued in connection with private placement	5,393
Change in fair value	(1,966)
Fair value as of June 30, 2023	$3,427

4. Short-Term Marketable Securities

There were no short-term marketable securities as of June 30, 2023. The tables summarize the Company’s short-term marketable securities as of December 31, 2022 (in thousands):

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury bills	$2,032	$17	$-	$2,049
	$2,032	$17	$-	$2,049

5. Accrued Expenses

The components of accrued expenses as of June 30, 2023, and December 31, 2022 are as follows (in thousands):

	June 30, 2023	December 31, 2022
Clinical trial	$476	$88
Employee benefits	322	475
Other	29	5
Total accrued expenses	$827	$568

6. Commitments and Contingencies

Legal Proceedings

From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business.

The Company was not subject to any material legal proceedings during the six months ended June 30, 2023, and no material legal proceedings are subsequently outstanding or pending.

Guarantees and Indemnification

In the ordinary course of business, the Company enters into agreements that may include indemnification provisions. As permitted under Delaware law and in accordance with its bylaws, the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. The Company is also party to indemnification agreements with its officers and directors. In some cases, the indemnification will continue after the termination of the agreement. The maximum potential amount of future payments that the Company could be required to make under these provisions is not determinable. The Company has never incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. The Company is not currently aware of any indemnification claims. Accordingly, the Company has not recorded any liabilities for these indemnification rights and agreements as of June 30, 2023.

Operating Leases

The Company leases its headquarters in Los Altos, California under a month-to-month operating lease agreement. Rent expense was $19,000 and $18,000 for the three months ended June 30, 2023, and 2022, respectively. Rent expense was $37,000 and $36,000 for the six months ended June 30, 2023, and 2022, respectively.

7. Equity Incentive Plan - Stock-Based Compensation Expense and Common Warrants

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

A summary of the stock option activity for the six months ended June 30, 2023 is as follows:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	1,399,252	$2.40	7.79	$928
Granted	412,851	$3.12	-	$-
Exercised	(7,747)	$0.97	-	$-
Forfeited	(39,000)	$2.93	-	$-
Expired	-	$-	-	$-
Outstanding as of June 30, 2023	1,765,356	$2.56	7.85	$851
Exercisable as of June 30, 2023	820,717	$2.03	6.19	$797
Vested and expected to vest as of June 30, 2023	1,765,356	$2.56	7.85	$851

As of June 30, 2023, there was $0.8 million of unrecognized stock-based compensation expense related to options granted but not yet amortized, which will be recognized over a weighted-average period of approximately 3.02 years.

For the six months ended June 30, 2023, and 2022, the Company utilized the Black-Scholes option-pricing model for estimating the fair value of the stock option granted. The Company estimated the fair value of each option grant on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions:

Six Months Ended June 30,
	2023	2022
Expected volatility	99.49% – 106.69%	101.54% – 102.96%
Expected term (years)	6.02 – 10.0	5.27 – 6.08
Risk-free interest rate	3.51% – 4.28%	1.93% – 1.95%
Dividend rate	–%	–%

During the three months ended June 30, 2023, and 2022, the Company recognized $257,000 and $169,000, respectively, in stock-based compensation expense from stock option grants. During the six months ended June 30, 2023, and 2022, the Company recognized $501,000 and $337,000, respectively, in stock-based compensation expense from stock option grants. The compensation expense is allocated on a departmental basis, based on the classification of the option holder. No income tax benefits have been recognized in the condensed statements of operations and comprehensive loss for stock-based compensation arrangements.

The following table summarizes the components of stock-based compensation expense recognized in the Company’s Condensed Statements of Operations and Comprehensive Loss during the three and six months ended June 30, 2023, and 2022 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Research and development	$67	$37	$109	$82
General and administrative	190	132	392	255
Total stock-based compensation expense	$257	$169	$501	$337

Restricted Stock

In March 2023, the Board approved the issuance of 30,000 shares of restricted stock to an entity as consideration for a commercial contract, vested immediately, in a private placement. The shares were issued outside the 2021 Plan and the Company recognized $117,000 of stock-based compensation expense for the restricted stock.

Common Warrants

In August 2021, in connection with the IPO, the Company issued warrants to purchase 3,035,195 shares of the Company’s common stock. Warrants to purchase 198,875 shares of the Company’s common stock expire on August 25, 2026 and warrants to purchase 2,588,120 shares of the Company’s common stock expire on August 31, 2026.

On April 3, 2023, in connection with the March 2023 Offering, the Company issued 557,632 Pre-Funded Warrants and 1,947,040 Common Warrants to purchase the Company’s Common Stock. The Pre-Funded Warrants were exercised in June 2023 and the Common Warrants expire on October 3, 2028.

The following is a summary of the common stock warrant activity during the six months ended June 30, 2023.

	Shares Issuable Upon Exercise of Outstanding Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value (In thousands)
Outstanding as of December 31, 2022	2,786,995	$10.80	3.67		$30,100
Issued	2,504,672	$3.21	5.50	$
Exercised	(557,632)	$3.21	-	$
Expired	-	$-	-	$
Outstanding as of June 30, 2023	4,734,035	$7.68	4.13		$36,350

8. Income Taxes

The Company had no income tax expense for the three and six months ended June 30, 2023, and 2022. During the three and six months ended June 30, 2023, and 2022, the Company had a net operating loss (“NOL”) for each period that generated deferred tax assets for NOL carryforwards. Deferred income tax assets and liabilities are recognized for temporary differences between the financial statements and income tax carrying values using tax rates in effect for the years such differences are expected to reverse. Due to uncertainties surrounding our ability to generate future taxable income and consequently realize such deferred income tax assets, the Company has determined that it is more likely than not that these deferred tax assets will not be realized. Accordingly, the Company has established a full valuation allowance against its deferred tax assets as of June 30, 2023.

The Company’s policy is to recognize any interest and penalties related to unrecognized tax benefits as a component of income tax expense. For the three and six months ended June 30, 2023, and 2022, the Company had no accrued interest or penalties related to uncertain tax positions.

9. Net Loss Per Share

Basic and diluted net loss per common share was calculated as follows (in thousands except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(2,327)	$(2,594)	$(5,584)	$(5,597)

Denominator:
Weighted average shares used in computing net loss per share – basic and diluted	10,655,155	9,057,185	9,881,371	9,024,973
Net loss per share – basic and diluted	$(0.22)	$(0.29)	$(0.57)	$(0.62)

For the three and six months ended June 30, 2023, and 2022, the Company had a net loss and as such, all outstanding shares of potentially dilutive securities were excluded from the calculation of diluted net loss per share as the inclusion would be anti-dilutive.

Potentially dilutive securities not included in the computation of diluted net loss per share because to do so would be antidilutive are as follows (in common stock equivalent shares):

	As of June 30,
	2023	2022
Options to purchase common stock	1,037,729	494,868
Total	1,037,729	494,868

10. Related Party Transactions

In January 2018, the Company entered into a consulting agreement with one of the Company’s co-founders, Dr. Ramtin Agah, pursuant to which Dr. Agah provides consulting services as the Company’s Chief Medical Officer by overseeing Company-sponsored clinical trials. The agreement, which was amended on September 1, 2019, and November 11, 2021, respectively, continues in force for as long as Dr. Agah is providing consulting services and may be terminated by either party on 30 days’ notice. In connection with his services, Dr. Agah was awarded various equity awards as the Company has previously disclosed. In December 2018, Dr. Agah’s agreement was amended to provide that he would receive cash compensation of $4,000 per month for certain proctoring services, and in September 2019, his compensation was increased to $10,000 per month to compensate for additional services he was providing. In November 2021, we entered into a third amendment to the Consulting Agreement with Dr. Agah which provides for a monthly consulting fee of $21,667.67, based on Dr. Agah spending no less than 24 hours per week on Company matters. Dr. Agah’s monthly consulting fee was increased to $25,000, effective January 1, 2023. The Company may, in its discretion, proportionally adjust the monthly consulting fee if Dr. Agah’s time commitment decreases. The amendment also provides for Dr. Agah’s eligibility for an annual target cash incentive bonus equal to 35% of his annualized base consulting fee. In November 2021, we entered into a Change in Control and Severance Agreement with Dr. Agah. For the three months ending June 30, 2023, and 2022, consulting fees paid to Dr. Agah were $192,100 and $72,000, respectively. For the six months ending June 30, 2023, and 2022, consulting fees paid to Dr. Agah were $268,000 and $144,000, respectively. In addition, the Board approved a discretionary bonus of $91,000, paid in February 2023, to Dr. Agah in recognition of the Company’s and individual performance during the year ended December 31, 2022.

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

Overview

We are a clinical-stage biopharmaceutical company developing targeted combination therapies for high unmet medical needs. Our proprietary TAMP therapy platform is designed to bypass traditional systemic delivery methods and ensure precise therapeutic delivery to a target tissue, while minimizing a therapy’s systemic toxicities. Our unique approach to drug-delivery offers the potential for increased treatment safety, tolerance, and wider therapeutic windows. Our lead product candidate, RenovoGem™ combines gemcitabine with the company’s patented delivery system and is regulated by FDA under the IND 21 CFR 312 pathway. RenovoGem is currently in a Phase III clinical trial (TIGeR-PaC) for the treatment of locally advanced pancreatic cancer, where interim analysis has demonstrated a 6-month overall survival benefit, 8-month delay in cancer progression, and 65% reduction in adverse effects over systemic (intravenous) chemotherapy. We are committed to transforming the lives of patients by delivering innovative solutions to change the current paradigm of cancer care. RenovoGem is currently under investigation in a Phase III clinical trial and is not available for commercial sale, but we continue to explore other RenovoGem therapeutic uses for gemcitabine. We have secured FDA Orphan Drug Designation for RenovoGem in two rare diseases: pancreatic cancer and cholangiocarcinoma (bile duct cancer, or eCCA).

We have completed the first of two planned interim analyses of the ongoing open label Phase III TIGeR-PaC clinical trial. TIGeR-PaC is a randomized multi-center Phase III open label clinical trial designed to investigate the Company’s first product candidate, RenovoGem, which utilizes our proprietary therapy platform, TAMP, to provide targeted intra-arterial delivery of FDA-approved chemotherapy, gemcitabine, to treat locally advanced pancreatic cancer (“LAPC”) following stereotactic body radiation therapy (“SBRT”). The study is comparing treatment with RenovoGem versus standard of care treatment. In this interim analysis, the control and treatment arms demonstrated divergence in median overall survival for patients. The study is designed to randomize 114 patients (57 in each arm) with all patients receiving upfront induction chemotherapy and SBRT. This first of two planned interim analysis occurred upon the discovery of the 26th event (death) which equates to 30% of the total events required (96) for the final analysis. The TIGeR-PaC Data Monitoring Committee (“DMC”) met and determined the interim data warrants continuation of this pivotal trial without modification and no safety concerns were observed. Interim data demonstrates a 6-month overall survival benefit, 8-month delay in cancer progression, and 65% reduction in adverse effects over systemic (intravenous) chemotherapy.

In December 2021, we amended the protocol for the TIGe-PaC Phase III clinical trial to only allow for SBRT during the induction phase of the study (prior to randomization). We had previously permitted both SBRT and intensity-modulated radiation therapy (“IMRT”). Patients receiving IMRT must complete 25 radiation treatments in combination with oral chemotherapy during the induction phase of the study, which takes between 35 and 56 days to complete. In comparison, patients receiving SBRT during the induction phase are only required to complete 5 treatments, over 5 consecutive days, and do not receive oral chemotherapy. The decision to modify the study population was based on the observation in the Phase III TIGeR-PaC study that IMRT patients had a higher dropout rate during the induction phase of the study due to the high frequency of hospital visits and side effects from the required concurrent chemotherapy. As part of the pre-randomization, induction phase change made to the protocol, we initiated a review of the statistical considerations for the study and in June 2022, submitted a modified Statistical Analysis Plan (the “Modified SAP”) to FDA. As part of the Modified SAP, we now plan to (i) analyze only patients receiving SBRT, consistent with the protocol change made in December 2021, (ii) include a second interim analysis, (iii) change the total number of SBRT patients randomized in the study to 114 (a reduction from the original 200 patients) with a total of 86 deaths from SBRT patients, including all deaths from SBRT patients enrolled in the study before the submission of the Modified SAP, and (iv) repower the study from 90% to 80%, which is commonly used in clinical trials. We believe these changes will shorten the timeframe needed to complete the study and also significantly decrease our costs. We have not discussed the protocol amendment or the Modified SAP with the FDA, and we cannot provide any assurance that the FDA will agree with these modifications. The first planned interim analysis was triggered when 30%, or 26 of 86, of the total number of deaths occurred (and announced in March 2023), and the second interim analysis at 60%, or 52 of 86, of the total number of deaths have occurred and is estimated to be mid-2024. Given that the timing of the interim analysis is predicated on a specific number of deaths, it is difficult to predict the exact timing of the interim analysis or when we will be able to complete the study. As of July 18, 2023, the Phase III TIGeR-PaC trial has randomized 55 SBRT patients out of 114 total needed under the Modified SAP. At this rate, we anticipate that all patients will be enrolled and randomized in 2024, with the final study readout in 2025.

We are also planning to evaluate RenovoGem in a second indication in a Phase III trial in extrahepatic (or outside the liver) cholangiocarcinoma (or eCCA), cancer that occurs in the bile ducts that lead out of the liver and join with the gallbladder. After significant input from key opinion leaders across the spectrum of relevant medical specialties and feedback from the FDA, we submitted the protocol for a Phase III eCCA clinical trial to FDA, and after receiving feedback, we are finalizing the protocol and also including incorporating a recently approved drug, durvalumab into the study protocol with guidance from the Steering Committee. We anticipate launching this study mid this year. We have also secured FDA Orphan Drug Designation for RenovoGem for the treatment of cholangiocarcinoma, which would provide us with seven years of orphan exclusivity to market RenovoGem for our eCCA indication upon NDA approval, provided we are the first sponsor to obtain FDA approval for intra-arterial gemcitabine for the eCCA indication.

We intend to explore applications of our TAMP platform in additional indications, locally advanced lung cancer, locally advanced uterine cancer, and glioblastoma. We have completed and presented data on a lung cancer application in preclinical studies, and additional preclinical experiments in lung cancer may be conducted.

We are using gemcitabine in our initial anti-cancer product candidate, RenovoGem. However, multiple small molecule therapeutics are compatible with our TAMP platform. We intend to opportunistically develop additional anti-cancer product candidates using small molecule therapeutics in combination with our therapy platform.

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

We have incurred significant operating losses and generated negative cash flows from operations since our inception. As of June 30, 2023, we had cash and cash equivalents of $6.0 million. For the three and six months ended June 30, 2023, we reported net losses of $2.3 million and $5.6 million, respectively. As of June 30, 2023, we had an accumulated deficit of $36.8 million. We expect to continue to incur significant expenses, increasing operating losses and negative cash flows from operations in 2023 and for the foreseeable future. We do not expect to generate revenues from product sales unless and until we successfully complete development and obtain regulatory approval for one or more product candidates. We expect that our expenses will increase substantially in connection with our ongoing research and development activities, particularly as we:

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

Our financial statements as of June 30, 2023 have been prepared on a going concern basis and do not include any adjustments that may result from the outcome of this uncertainty. Based on our operating plans, we do not expect that our current cash and cash equivalents as of June 30, 2023, will be sufficient to fund our operating, investing and financing cash flow needs, assuming our programs advance as currently contemplated.

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

Although the public health emergency declaration related to COVID-19 ended on May 11, 2023, the extent of COVID-19’s effect on our operational and financial performance will depend in large part on future developments, which cannot be predicted and are out of our control. As the COVID-19 global pandemic continues to evolve, it could result in significant long-term disruption of global financial markets, including a period of a rising rate of inflation, reducing our ability to raise additional capital when needed and on acceptable terms, if at all, which could negatively affect our liquidity. The extent to which the COVID-19 pandemic impacts our clinical development and regulatory efforts will depend on future developments that are highly uncertain and cannot be predicted with confidence, such as the duration of the continued outbreak, new travel restrictions, quarantines and social distancing requirements in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the virus. We will continue to monitor the COVID-19 situation closely.

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

General and Administrative

General and administrative expenses consist of salaries, benefits, and stock-based compensation for personnel in executive, finance and administrative functions. They also include professional services costs related to accounting, tax, audit, legal, intellectual property, and other matters, as well as consulting expenses, conferences, travel costs, and allocated expenses for rent, insurance, and general overhead. Operating as a public company entails additional expenses, including compliance costs with the SEC rules and regulations, Nasdaq listing standards, and increased expenditures in insurance, professional services, and investor relations. As a result, we anticipate a rise in general and administrative expenses in the foreseeable future. General and administrative expenses are expensed as incurred.

Other Income, Net

Interest and Dividend Income

We earn interest income from the cash deposited in our short-term marketable securities and money market accounts. We earn dividend income from a money fund that invests exclusively in securities backed by the U.S. government.

Change in Fair Value of Common Warrant Liability

The gain or loss reported from the change in fair value of the common warrant liability.

Transaction Costs Allocated to Common Warrant Liability

Direct offering costs incurred in our March 2023 Offering and consists principally of agency placement fees and other expenses, including other professional expenses.

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

Results of Operations

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Statements of Operations Data:
Operating expenses:
Research and development	$1,925	$1,390	$3,263	$2,679
General and administrative	1,450	1,224	3,373	2,940
Total operating expenses	3,375	2,614	6,636	5,619
Loss from operations	(3,375)	(2,614)	(6,636)	(5,619)
Other income/(expense), net
Interest and dividend income	50	20	54	21
Other income, net	-	-	-	1
Change in fair value of common warrant liability	1,573	-	1,573	-
Transaction costs allocated to warrant liability	(575)	-	(575)	-
Total other income/(expense), net	1,048	20	1,052	22
Net loss	$(2,327)	$(2,594)	$(5,584)	$(5,597)

Comparison of the Three Months Ended June 30, 2023, and 2022

The following table summarizes the significant components of our results of operations for the periods presented (in thousands, except percentages):

	Three Months Ended June 30,		Increase / (Decrease)
	2023	2022	$	%
	(unaudited)
Operating expenses:
Research and development	$1,925	$1,390	$535	38%
General and administrative	1,450	1,224	226	18%
Total operating expenses	3,375	2,614	761	29%
Loss from operations	(3,375)	(2,614)	(761)	(29)%
Other income/(expense), net
Interest and dividend income	50	20	30	150%
Change in fair value of common warrant liability	1,573	-	1,573	n/a
Transaction costs allocated to warrant liabilities	(575)	-	(575)	n/a
Total other income/(expense), net	1,048	20	1,028	5,140%
Net loss	$(2,327)	$(2,594)	$267	10%

Research and Development

Research and development expenses were $1.9 million for the three months ended June 30, 2023, an increase of $0.5 million compared to $1.4 million in the same period last year. This increase was due to our ongoing Phase III clinical trial cost of $0.4 million, an increase of employee and related benefits costs due to increased headcount of $0.2 million, offset by a decrease in costs associated with a secondary manufacturer of $0.2 million. We expect the secondary manufacturer device company to commence production later this year. Allocated general and administrative support costs for personnel, facility and office supply expenses increased by $0.1 million compared to the same period last year. We anticipate research and development expenses to increase as we continue advancing our lead programs throughout the year.

General and Administrative

General and administrative expenses were $1.4 million for the three months ended June 30, 2023, an increase of $0.2 million compared to $1.2 million in the same period last year. This increase was primarily due to higher employee and related benefits costs due to increased headcount of $0.3 million. However, this increase was partially offset by $0.1 million decrease in professional and consulting fees compared to the same period last year. We anticipate general and administrative expenses to continue increasing throughout the fiscal year as we progress with our lead programs.

Other Income/(Expense), Net

Other income/(expense), net was $1.0 million for the three months ended June 30, 2023, compared to nil in the same prior period. The increase was primarily due to a $1.6 million change in fair value of the common warrant liability due to a decrease in our common stock price during the period. This increase was offset by $0.6 million of transaction costs allocated to common warrant liability.

Comparison of the Six Months Ended June 30, 2023, and 2022

The following table summarizes the significant components of our results of operations for the periods presented (in thousands, except percentages):

	Six Months Ended June 30,		Increase / (Decrease)
	2023	2022	$	%
	(unaudited)
Operating expenses:
Research and development	$3,263	$2,679	$584	22%
General and administrative	3,373	2,940	433	15%
Total operating expenses	6,636	5,619	1,017	18%
Loss from operations	(6,636)	(5,619)	(1,017)	(18)%
Other income/(expense), net
Interest income and dividend income	54	21	33	157%
Other income, net	-	1	(1)	(100)%
Change in fair value of common warrant liability	1,573	-	1,573	n/a
Transaction costs allocated to warrant liabilities	(575)	-	(575)	n/a
Total other/(expense), net	1,052	22	1,030	4,682%
Net loss	$(5,584)	$(5,597)	$13	-%

Research and Development

Research and development expenses totaled $3.3 million for the six months ended June 30, 2023, an increase of $0.6 million, compared to the prior year period. This increase is due to our ongoing Phase III clinical trial cost of $0.5 million, an increase of employee and related benefits costs due to an increased headcount of $0.2 million, offset by a decrease in costs associated with a secondary manufacturer of $0.4 million. We expect the secondary manufacturer device company to commence production later this year. Allocated general and administrative support costs for personnel, facility and office supply expenses increased by $0.3 million compared to the same period last year. We anticipate research and development expenses will continue to increase throughout the year as we continue advancing our lead programs.

General and Administrative

General and administrative expenses were $3.4 million for the six months ended June 30, 2023, an increase of $0.4 million compared to $3.0 million for the prior year period. The increase was due to an increase in employee and related benefits costs of $0.7 million, and an increase in professional and consulting fees of $0.2 million compared to the same period last year. This increase was offset by a decrease in directors’ and officers’ liability insurance expense of $0.2 million and an increase of $0.3 million in the allocation of general administrative expenses to research and development. It is anticipated that general and administrative expenses will continue to increase during the fiscal year.

Other Income/(Expense), Net

Other income/(expense), net was $1.1 million for the three months ended June 30, 2023, compared to nil in the same prior period. The increase was primarily due to a $1.6 million change in fair value of the common warrant liability due to a decrease in our common stock price during the period. This increase was offset by $0.6 million of transaction costs allocated to common warrant liability.

Liquidity and Capital Resources

For the six months ended June 30, 2023, we incurred a net loss of $5.6 million. As of June 30, 2023, our accumulated deficit stood at $36.8 million. We anticipate incurring further losses and increasing operating expenses in future periods. Since our inception, our primary sources of liquidity have been the sale and issuance of convertible preferred stock, convertible notes, and common stock, including our IPO and the March 2023 Offering, as well as from the exercise of warrants.

As of June 30, 2023 and December 31, 2022, we had $6.0 million and $6.4 million in cash and cash equivalents and short-term marketable securities, respectively. During the six months ended June 30, 2023, we used $5.5 million of cash in operations. Our primary requirements for liquidity have been to fund our clinical trial activities and general corporate and working capital needs. In August 2021, we successfully completed our IPO, receiving aggregate gross proceeds of $16.7 million. We paid underwriting discounts and commissions of $1.3 million, and we also incurred expenses of $0.8 million in connection with the offering. After deducting underwriting discounts, commissions and offering expenses, the net proceeds to us amounted to $14.6 million. Furthermore, in February 2021, we received notification from Silicon Valley Bank confirming the complete forgiveness and cancellation of our PPP loan of $140,000 by the U.S. Small Business Administration.

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

On April 3, 2023, we completed the Registered Direct Offering under our shelf registration statement on Form S-3 for the purchase and sale of 1,557,632 shares of Common Stock (or Pre-funded Common Warrants) at a purchase price of $3.21 per share of Common Stock (or Pre-Funded Common Warrants) to a certain institutional investor. Additionally, in a concurrent private placement, we issued to the investor Common Warrants to purchase up to 1,947,040 shares of its Common Stock. The aggregate gross proceeds from the March 2023 Offering were $5.0 million, and the net offering proceeds were $4.4 million after deducting placement agent fees and placement agent’s expenses of $0.4 million and other professional expenses of $0.2 million.

Based on our operational plans, we do not expect our current cash and cash equivalents to be sufficient to fund our operating, investing and financing cash flow needs for at least the next twelve months, assuming the progress of our programs as currently envisioned. Based upon this review and the Company’s current financial condition, the Company has concluded that substantial doubt exists as to the Company’s ability to continue as a going concern. We believe we will be able to raise additional capital through debt financing, private or public equity financings, license agreements, collaborative agreements or other arrangements with other companies, or other sources of financing. There can be no assurance that such financing will be available or will be at terms acceptable to us. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our clinical trials or other operations. If any of these events occur, our ability to achieve our operational goals would be adversely affected. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described in the section titled “Risk Factors.” Depending on the severity and direct impact of these factors on us, we may be unable to secure additional financing to meet our operating requirements on commercially acceptable terms favorable to us, or at all.

Sources of Liquidity

Since our inception, we have not generated any revenue from product sales, and we have incurred significant operating losses and negative cash flows from our operations. We do not have any products that have achieved regulatory marketing approval and we do not expect to generate revenue from sales of any product candidates for several years, if ever.

We have financed our operations primarily through the issuance and sale of convertible preferred stock and convertible debt, the public offerings of our common stock, as well as from the exercise of warrants. Through the date of this report, we have raised an aggregate of $39.8 million of gross proceeds from private placements of our equity and convertible debt securities, the issuance of securities in our IPO and the exercise of warrants and common stock options. This amount also includes a loan under the PPP, which was forgiven in February 2021. We have also raised aggregate net proceeds of $19 million from the initial public offering and the March 2023 Offering of our common stock.

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

The following table summarizes our cash flows for the period indicated (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash provided by (used in):
Operating activities	$(5,477)	$(4,458)
Investing activities	2,032	(8,000)
Financing activities	5,008	35
Increase (decrease) in cash and cash equivalents	$1,563	$(12,423)

Net Cash Used in Operating Activities

Cash used in operating activities for the six months ended June 30, 2023, reflected a net loss of $5.6 million and non-cash charges of $1.0 million, offset by a net change in our operating assets and liabilities of $1.1 million.

Cash used in operating activities for the six months ended June 30, 2022, reflected a net loss of $5.6 million, offset by a net change in our operating assets and liabilities of $0.8 million, and non-cash charges of $0.3 million, consisting primarily of stock-based compensation expense.

Cash Provided by (Used in) Investing Activities

Cash provided by investing activities for the six months ended June 30, 2023, consisted of U.S. Treasury bills held to maturity.

Cash used by investing activities for the six months ended June 30, 2022, consisted of purchased U.S. Treasury bills held to maturity.

Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2023 was $5.0 million, consisted primarily of proceeds from common stock and pre-funded common warrants.

Net cash provided by financing activities for the six months ended June 30, 2022 consisted of proceeds from the exercise of stock options.

Contractual Obligations and Other Commitments

There have been no significant changes in our contractual obligations or other commitments as of June 30, 2023.

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

There have been no significant changes to our critical accounting policies or significant judgments and estimates for the six months ended June 30, 2023, from those previously disclosed in our Annual Report.

During the three months ended June 30, 2023, the Company closed its March 2023 Offering on April 3, 2023 by issuing common stock and warrants. The Company has applied the following accounting policies as it relates to the March 2023 offering:

Pre-Funded Common Warrants and Common Warrants

We evaluated the Pre-Funded Common Warrants and Common Warrants issued in connection with the March 2023 registered direct financing in accordance with ASC 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity, and concluded that the Pre-Funded Common Warrants qualify for equity classification, while a provision in the Common Warrants precluded it from being accounted for as components of equity. As the Common Warrants met the definition of a derivative instrument, we recorded the Common Warrants as a liability on the condensed balance sheets and measured at fair value at inception and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the Condensed Statements of Operations and Comprehensive Loss in the period of change. As the initial fair value of the Common Warrants exceeded the total proceeds of the March 2023 Offering, no value was recorded for the Common Stock and Pre-funded Common Warrants.

Direct Offering Costs

Direct offering costs consist principally of placement fees and other expenses, including other professional expenses incurred. The aggregate direct offering costs incurred from the March 2023 Offering were approximately $575,000 and were allocated solely to the Common Warrants and subsequently expensed in the accompanying Condensed Statements of Operations and Comprehensive Loss.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial and Accounting Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal quarter ended June 30, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial and Accounting Officer have concluded that, during the period covered by this Quarterly Report, our disclosure controls and procedures were not effective due to our previously identified material weaknesses in internal control over financial reporting. As a result, we have performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. GAAP. Accordingly, notwithstanding the identified material weaknesses, management, including our Chief Executive Officer and Chief Financial and Accounting Officer, believes the financial statements included in this Quarterly Report on Form 10-Q are fairly presented, in all material respects, in accordance with U.S. GAAP.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical stage company and have incurred significant losses since our formation. As of June 30, 2023, we have an accumulated deficit of approximately $36.8 million. For the six months ended June 30, 2023, we had a net loss of approximately $5.6 million. For the fiscal years ended December 31, 2022, and 2021, we had net losses of approximately $9.9 million and $6.3 million, respectively. To date, we have experienced negative cash flow from the development of our product candidate, RenovoGem, our platform technology, TAMP, and our RenovoCath delivery system. We have not generated any revenue from operations, and we expect to incur substantial net losses for the foreseeable future as we seek to further develop and commercialize RenovoGem and expand our pipeline of product candidates. Because of the numerous risks and uncertainties associated with developing and commercializing RenovoGem, we are unable to predict the extent of any future losses or when we will attain profitability, if ever. Investors in our common stock must carefully consider the substantial challenges, risks and uncertainties inherent in the attempted development and commercialization of RenovoGem. We may never successfully commercialize RenovoGem, and our business may not be successful.

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

As of June 30, 2023, we had cash and cash equivalents of $6.0 million. Due to our recurring operating losses and the expectation that we will continue to incur net losses in the future, we will be required to raise additional capital to complete the development and commercialization of our product candidates. We have historically financed our operations primarily through private sales of our equity, debt financing and the sale of common stock and warrants in our initial public offering, or IPO. To raise additional capital, we may seek to sell additional equity and/or debt securities, obtain a credit facility or other loan or enter into collaborations, licenses or other similar arrangements, which we may not be able to do on favorable terms, or at all. For example, we have filed an omnibus shelf registration statement on Form S-3 that provides for aggregate offerings of up to $50 million of the Company’s securities subject to various limitations, including limited sales in any twelve-month period while we are subject to the “baby-shelf” rules. On April 3, 2023, we completed the Registered Direct Offering under its shelf registration statement on Form S-3 for the purchase and sale of 1,557,632 shares of the Company’s common stock (or pre-funded common stock warrants) at a purchase price of $3.21 per share of common stock (or pre-funded common stock warrants) to a certain institutional investor. Additionally, in a concurrent private placement, we issued to the investor unregistered warrants to purchase up to 1,947,040 shares of its common stock. The aggregate gross proceeds from the March 2023 Offering were approximately $5 million before deducting placement fees and other offering expenses. We also have filed a registration statement on Form S-1 to register the cash exercise of our outstanding warrants, with such cash exercise only expected to occur when the trading price of our common stock is in excess of the $10.80 per share exercise price of our outstanding warrants. Our ability to obtain additional financing will be subject to a number of factors, including market conditions, fluctuations in interest rates, our operating performance and investor sentiment. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue the development and/or commercialization of our product candidates, restrict or cease our operations or obtain funds by entering into agreements on unfavorable terms. Failure to obtain additional capital on acceptable terms, or at all, would result in a material and adverse impact on our operations. As a result, there is substantial doubt about our ability to operate as a going concern.

Our financial statements as of June 30, 2023 have been prepared on a going concern basis and do not include any adjustments that may result from the outcome of this uncertainty. If we fail to raise additional working capital, or do so on commercially unfavorable terms, it would materially and adversely affect our business, prospects, financial condition and results of operations, and we may be unable to continue as a going concern. As a result, there is substantial doubt about our ability to operate as a going concern. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms, if at all. If we are unable to continue as a going concern, we might have to liquidate our assets and the value we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements, and our shareholders may lose their entire investment in our ordinary shares.

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

In addition, we may experience numerous unforeseen events during, or as a result of, preclinical studies and the clinical trial process, which could delay or impede our ability to advance the development of, receive regulatory approval for, or commercialize our product candidate, including, but not limited to:

●	communications with the FDA, or similar regulatory authorities in different countries, regarding the scope or design of a trial or trials;

●	regulatory authorities, including an Institutional Review Board (“IRB”) or Ethical Committee (“EC”), not authorizing us to commence or conduct a clinical trial at a prospective trial site;

●	enrollment in our clinical trials being delayed, or proceeding at a slower pace than we expected, because our clinical trial sites have staffing shortages or are unable to recruit/retain qualified staff, or we have difficulty recruiting patients, including as a result of competing clinical trials, or participants dropping out of our clinical trials at a higher rate than we anticipated;

●	our third-party contractors, upon whom we rely for conducting preclinical studies, clinical trials and manufacturing of our trial materials, may fail to comply with regulatory requirements, fail to meet their contractual obligations to us in a timely manner, or terminate their relationship with us;

●	having to suspend or ultimately terminate our clinical trials if participants are being exposed to unacceptable health or safety risks;

●	IRBs, ECs, or regulators requiring that we hold, suspend or terminate our preclinical studies and clinical trials for various reasons, including non-compliance with regulatory requirements or due to the effects of the COVID-19 pandemic, including the effects of recent variants; and

●	the supply or quality of drug material or the supply of our RenovoCath delivery system necessary to conduct our preclinical studies or clinical trials being insufficient, inadequate or unavailable.

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

The manufacture of pharmaceutical products, including drug/device combination products, requires significant expertise and capital investment, including the development of an acceptable formulation to support later-stage trials for our product candidates, advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products may encounter difficulties in production, particularly in scaling up production and reformulating the form of any of our product candidates. For drug/device combination products, ensuring compliance with both medical device and drug regulations exposes us to additional risks. These problems include difficulties with production costs and yields, quality control, including stability of the product and quality assurance testing, shortages of qualified personnel, as well as compliance with federal, state, and foreign regulations. Our contract manufacturers may also place a priority on the manufacture of their own products, or other customers’ products. In addition, any delay or interruption in the supply of clinical trial supplies could delay the completion of our clinical trials, increase the costs associated with conducting our clinical trials and, depending upon the period of delay, require us to commence new clinical trials at significant additional expense or to terminate a clinical trial.

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

Our dependence on third-party suppliers subjects us to a number of risks that could negatively impact our ability to manufacture products and harm our business, including:

●	interruption of supply resulting from modifications to, or discontinuation of, a supplier’s operations;

●	delays in product shipments resulting from uncorrected defects, reliability issues, or a supplier’s failure to produce components that consistently meet our quality specifications;

●	price fluctuations due to a lack of long-term supply arrangements with our suppliers for key components;

●	inability to obtain adequate supply in a timely manner or on commercially reasonable terms;

●	difficulty identifying and qualifying alternative suppliers for components in a timely manner;

●	inability of suppliers to comply with applicable provisions of the FDA’s QSR, cGMP regulations or other applicable laws or regulations enforced by the FDA or state regulatory authorities and foreign regulatory authorities;

●	inability to ensure the quality of products or components manufactured by third parties;

●	production delays related to the evaluation and testing of products and components from alternative suppliers and corresponding regulatory qualifications;

●	delays in delivery by our suppliers due to changes in demand from us or their other customers, or our suppliers prioritizing their other customers over us; and

●	an outbreak of disease or similar public health threat particularly as it may impact our supply chain.

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

Since March 2020, the FDA issued various COVID-19 related guidance documents, including guidance on conducting clinical trials during the pandemic and on good manufacturing practice considerations, among others. The COVID-19 national and public health emergencies ended on May 11, 2023. The full impact of the termination of the public health emergencies on FDA and other regulatory policies and operations are unclear.

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

The market price of our common stock is likely to be highly volatile and may be subject to wide fluctuations in response to a variety of factors, some of which are beyond our control. These factors include the following:

●	any delay in the commencement, enrollment and ultimate completion of our clinical trials;

●	any delay in submitting an NDA and any adverse development or perceived adverse development with respect to the FDA’s review of that NDA;

●	failure to successfully develop and commercialize RenovoGem;

●	inability to obtain additional funding;

●	regulatory or legal developments in the United States and other countries applicable to RenovoGem or any other product candidate;

●	adverse regulatory decisions;

●	changes in the structure of healthcare payment systems;

●	inability to obtain adequate product supply for RenovoGem, RenovoCath or any other product candidate, or the inability to do so at acceptable prices;

●	introduction of new products, services or technologies by our competitors;

●	failure to meet or exceed financial projections we provide to the public;

●	failure to meet or exceed the estimates and projections of the investment community;

●	changes in the market valuations of companies similar to ours;

●	market conditions in the pharmaceutical and biotechnology sectors, and the issuance of new or changed securities analysts’ reports or recommendations;

●	announcements of significant acquisitions, strategic collaborations, joint ventures or capital commitments by us or our competitors;

●	significant lawsuits, including patent or stockholder litigation, and disputes or other developments relating to our proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

●	additions or departures of key scientific or management personnel;

●	sales of our common stock or other securities by us, our insiders or our other stockholders;

●	expiration of market standoff or lock-up agreements;

●	trading volume of our common stock;

●	fluctuations in interest rates and inflation rates;

●	general economic, industry and market conditions;

●	health epidemics and outbreaks, including the COVID-19 pandemic, or other natural or man-made disasters which could significantly disrupt our preclinical studies and clinical trials, and therefore our receipt of necessary regulatory approvals could be delayed or prevented; and

●	the other factors described in this “Risk Factors” section.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On March 30, 2023, the Company entered into the Securities Purchase Agreement with a certain institutional investor (the “Purchaser”). Pursuant to the Securities Purchase Agreement, we agreed to sell in the Registered Direct Offering 1,557,632 Shares (or Pre-Funded Warrants) at a purchase price of $3.21 per share of common stock (or Pre-Funded Warrants) to the Purchaser. Additionally, in a concurrent private placement, we issued to the Purchaser Common Warrants to purchase up to 1,947,040 shares of common stock. Each Common Warrant has an exercise price of $3.21 per share, is exercisable at any time after their original issuance and will expire five and a half years from the original issuance date.

Roth Capital Partners, LLC (the “Placement Agent”) acted as the exclusive placement agent for the March 2023 Offering, pursuant to a placement agency agreement, dated March 30, 2023, by and between the Company and the Placement Agent.

The closing of the March 2023 Offering took place on April 3, 2023. The Shares and the Pre-Funded Warrants are being offered and sold pursuant to our shelf registration statement on Form S-3 (File No. 333-268302) initially filed with the Securities and Exchange Commission (the “SEC”) on November 10, 2022 and declared effective on November 21, 2022. A prospectus supplement relating to the Registered Direct Offering was filed with the SEC on April 3, 2023. The Common Warrants and the shares of common stock issuable upon exercise thereof were issued in reliance on the exemption from registration available under Section 4(a)(2) of the Securities Act.

The aggregate gross proceeds from the March 2023 Offering were approximately $5 million before deducting placement fees and other offering expenses. We paid placement fees and other agent offering expenses of $0.4 million including and other financing expenses of $0.2 million, generating net proceeds of $4.4 million. We intend to use the net proceeds from the March 2023 Offering for general corporate purposes, including working capital.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Sixth Amended and Restated Certificate of Incorporation of RenovoRx, Inc.	8-K	001-40738	3.1	August 31, 2021
3.2	Amended and Restated Bylaws of RenovoRx, Inc.	10-K	001-40738	3.2	March 30, 2022
10.1	Form of Placement Agency Agreement by and between RenovoRx, Inc. and Roth Capital Partners, LLC, dated March 30, 2023	8-K	001-40738	10.1	April 3, 2023
10.2	Form of Securities Purchase Agreement, by and between RenovoRx, Inc. and other party thereto, dated March 30, 2023	8-K	001-40738	10.2	April 3, 2023
10.3*	Form of Amendment to Change of Control and Severance Agreement, dated June 1, 2023	Filed herewith
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (embedded within the Inline XBRL document)	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Interactive Data Files submitted as Exhibit 101)	Filed herewith

*	Indicates management contract or compensatory plan.

†	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RenovoRx, Inc.

Date: August 16, 2023	By:	/s/ Shaun R. Bagai
Shaun R. Bagai
Chief Executive Officer

Date: August 16, 2023	By:	/s/ James M. Ahlers
James M. Ahlers
Chief Financial Officer

