Form 10-Q
period 2023-09-30
RenovoRx, Inc.
filed 2023-11-13
CIK 1574094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2023

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

(650) 284-4433

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

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

As of November 8, 2023, the registrant had 10,693,580 shares of common stock, $0.0001 par value per share, outstanding.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, or Quarterly Report, and the information incorporated herein by reference, particularly in the sections captioned “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. All statements other than present and historical facts and conditions contained in this Quarterly Report, including statements regarding our future results of operations and financial position, business strategy, plans and our objectives for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” or “would,” or the negative of these terms or other comparable terminology. Actual events or results may differ from those expressed in these forward-looking statements, and these differences may be material and adverse. Forward-looking statements include, but are not limited to, statements about:

●	the sufficiency of our existing cash, cash equivalents, and investments to fund our future operating expenses and capital expenditure requirements and our ability to operate as a going concern;

●	our estimates regarding expenses, future revenue, anticipated capital requirements to fund our future operating expenses, and our need for additional financing;

●	our financial performance;

●	our anticipated use of our existing cash, cash equivalents, and investments;

●	the ability of our clinical trials to demonstrate safety and efficacy of our product candidates, and other positive results;

●	the progress and focus of our current and future clinical trials, and the timing of reporting of data from those trials;

●	our continued reliance on third parties to conduct clinical trials of our product candidates, and for the manufacture of our product candidates;

●	the beneficial characteristics, safety, efficacy, and therapeutic effects of our product candidates;

●	our ability to advance product candidates into and successfully complete clinical trials;

●	our ability to further develop and expand our therapy platform, both to use different chemotherapeutic agents and to include new indications;

●	expectations relating to the timing of the provision of updates on, data readouts for, and completion of our clinical trials;

●	our ability to obtain and maintain regulatory approval of our product candidates and the timing or likelihood of regulatory filings and approvals, including our expectation to seek special designations, such as orphan drug designation, for our product candidates for various diseases;

●	existing regulations and regulatory developments in the United States and other jurisdictions;

●	our plans relating to commercializing our product candidates, if approved, including the geographic areas of focus and our potential and ability to successfully commercialize our product candidates and generate revenue;

●	the implementation of our strategic plans for our business and product candidates;

●	the expected potential benefits of strategic collaborations with third parties and our ability to attract collaborators with relevant and complementary expertise;

●	our estimates of the number of patients in the United States who suffer from the diseases we target, and enrollment timing and projections for our clinical trials;

●	our estimates of potential market opportunities and our ability to successfully realize these opportunities;

●	the success of competing therapies that are or may become available;

●	developments relating to our competitors and our industry, including competing product candidates and therapies;

●	our plans relating to the further development and manufacturing of our product candidates, including for additional indications which we may pursue;

●	our plans and ability to obtain or protect intellectual property rights, including extensions of existing patent terms where available;

●	the scope of protection we are able to establish and maintain for intellectual property rights, including our therapy platform and product candidates;

●	our ability to successfully negotiate and enter into agreements with distribution, strategic and corporate partners;

●	our potential and ability to successfully manufacture and supply our product candidates for clinical trials and for commercial use, if approved;

●	our ability to retain the continued service of our key personnel and to identify, hire, and then retain additional qualified personnel;

●	our expectations regarding the impact of the ongoing COVID-19 pandemic and geopolitical events on our business; and

●	our ability to comply with the continued listing standards of The Nasdaq Stock Market LLC (“Nasdaq”) or the continued listing of our securities on Nasdaq.

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

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements. The forward-looking statements made in this Quarterly Report relate only to events as of the date on which such statements are made. We undertake no obligation to update any forward-looking statements after the date of this Quarterly Report or to conform such statements to actual results or revised expectations, except as required by law. Unless the context otherwise indicates, “RenovoRx,” the “Company,” “we,” “our,” and “us” refer to RenovoRx, Inc., a Delaware corporation.

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

RenovoRx, Inc.

Condensed Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	September 30, 2023	December 31, 2022

Assets
Current assets:
Cash and cash equivalents	$3,226	$4,391
Short-term marketable securities	-	2,049
Prepaid expenses and other current assets	252	825
Deferred offering costs	41	-
Total assets	$3,519	$7,265

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$350	$534
Accrued expenses	1,255	568
Total current liabilities	1,605	1,102
Common warrant liability	1,908	-
Total liabilities	3,513	1,102
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.0001 par value; 15,000,000 shares authorized as of September 30, 2023, and December 31, 2022, respectively; no shares issued and outstanding at September 30, 2023, and December 31, 2022	-	-
Common stock, $0.0001 par value, 250,000,000 shares authorized at September 30, 2023, and December 31, 2022; 10,693,080 and 9,097,701 shares issued and outstanding as of September 30, 2023, and December 31, 2022, respectively	1	1
Additional paid-in capital	38,183	37,318
Accumulated other comprehensive income	-	17
Accumulated deficit	(38,178)	(31,173)
Total stockholders’ equity	6	6,163
Total liabilities and stockholders’ equity	$3,519	$7,265

The accompanying notes are an integral part of these condensed interim financial statements.

RenovoRx, Inc.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$1,629	$846	$4,892	$3,525
General and administrative	1,354	1,315	4,727	4,255
Total operating expenses	2,983	2,161	9,619	7,780
Loss from operations	(2,983)	(2,161)	(9,619)	(7,780)
Other income/(expenses), net:
Interest and dividend income	43	22	97	43
Other income, net	-	3	-	4
Change in fair value of common warrant liability	1,519	-	3,092	-
Transaction costs allocated to common warrant liability	-	-	(575)	-
Total other income/(expenses), net	1,562	25	2,614	47
Net loss	(1,421)	(2,136)	(7,005)	(7,733)
Other comprehensive loss:
Unrealized gain on marketable securities	-	17	-	13
Comprehensive loss	$(1,421)	$(2,119)	$(7,005)	$(7,720)
Net loss per share, basic and diluted	$(0.13)	$(0.24)	$(0.69)	$(0.86)

Weighted-average shares of common stock outstanding, basic and diluted	10,693,080	9,067,509	10,154,914	9,039,308

The accompanying notes are an integral part of these condensed interim financial statements.

RenovoRx, Inc.

Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid- In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance — December 31, 2022	-	$-	9,097,701	$1	$37,318	$17	$(31,173)	$6,163
Issuance of common stock upon exercise of stock options	-	-	3,547	-	6	-	-	6
Issuance of restricted stock awards	-	-	30,000	-	117	-	-	117
Stock-based compensation expense	-	-	-	-	244	-	-	244
Other comprehensive loss	-	-	-	-	-	(17)	-	(17)
Net loss	-	-	-	-	-	-	(3,257)	(3,257)
Balance — March 31, 2023	-	-	9,131,248	1	37,685	-	(34,430)	3,256
Issuance of common stock upon the registered direct offering	-	-	1,000,000	-	-	-	-	-
Issuance and exercise of pre-funded common warrants upon the registered direct offering	-	-	557,632	-	-	-	-	-
Issuance of common stock upon exercise of stock options	-	-	4,200	-	2	-	-	2
Stock-based compensation expense	-	-	-	-	257	-	-	257
Net loss	-	-	-	-	-	-	(2,327)	(2,327)
Balance — June 30, 2023	-	-	10,693,080	1	37,944	-	(36,757)	1,188
Stock-based compensation expense	-	-	-	-	239	-	-	239
Net loss	-	-	-	-	-	-	(1,421)	(1,421)
Balance — September 30, 2023	-	$-	10,693,080	$1	$38,183	$-	$(38,178)	$6

The accompanying notes are an integral part of these condensed interim financial statements.

RenovoRx, Inc.

Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance — December 31, 2021	-	$-	8,933,989	$1	$36,632	$-	$(21,284)	$15,349
Issuance of common stock upon exercise of stock options	-	-	91,816	-	26	-	-	26
Issuance of restricted stock awards	-	-	3,500	—	14	-	-	14
Stock-based compensation expense	-	-	-	-	154	-	-	154
Net loss	-	-	-	-	-	-	(3,003)	(3,003)
Balance — March 31, 2022	-	-	9,029,305	1	36,826	-	(24,287)	12,540
Issuance of common stock upon exercise of stock options	-	-	37,558	-	9	-	-	9
Stock-based compensation expense	-	-	-	-	169	-	-	169
Other comprehensive loss	-	-	-	-	-	(4)	-	(4)
Net loss	-	-	-	-	-	-	(2,594)	(2,594)
Balance — June 30, 2022	-	-	9,066,863	1	37,004	(4)	(26,881)	10,120
Issuance of common stock upon exercise of stock options	-	-	5,400	-	4	-	-	4
Stock-based compensation expense	-	-	-	-	143	-	-	143
Other comprehensive loss	-	-	-	-	-	17	-	17
Net loss	-	-	-	-	-	-	(2,136)	(2,136)
Balance — September 30, 2022	-	$-	9,072,263	$1	$37,151	$13	$(29,017)	$8,148

The accompanying notes are an integral part of these condensed interim financial statements.

RenovoRx, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2023	2022
Operating activities:
Net loss	$(7,005)	$(7,733)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	857	480
Amortization on leasehold improvement	-	6
Unrealized gain on change in fair value of common warrants classified as a liability	(3,485)	-
Loss on financing common stock and common warrants	393	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	573	(47)
Deferred offering costs	(41)	-
Accounts payable	(184)	13
Accrued expenses	687	151
Net cash used in operating activities	(8,205)	(7,130)

Investing activities:
Purchases of marketable securities	-	(8,000)
Proceeds from maturities of marketable securities	-	2,992
Proceeds from sale of investments	2,032	-
Net cash provided by (used in) investing activities	2,032	(5,008)

Financing activities:
Proceeds from common stock and pre-funded common warrants	5,000	-
Proceeds from exercise of stock options	8	39
Net cash provided by financing activities	5,008	39
Decrease in cash and cash equivalents	(1,165)	(12,099)
Cash and cash equivalents, beginning of period	4,391	15,192
Cash and cash equivalents, end of period	$3,226	$3,093

Supplemental of non-cash financing activities:
Fair value of common warrant classified as a liability	$1,908	-

The accompanying notes are an integral part of these condensed interim financial statements.

RenovoRx, Inc.

Notes to the Unaudited Condensed Interim Financial Statements

1. Business and Principal Activities

Description of Business

RenovoRx, Inc. (the “Company”) was incorporated in the state of Delaware in December 2012 and operates from its headquarters in Los Altos, California. The Company is a clinical-stage biopharmaceutical company developing proprietary targeted combination therapies for high unmet medical need with a goal to improve therapeutic outcomes for cancer patients undergoing treatment. The Company’s proprietary Trans-Arterial Micro-Perfusion (TAMP™) therapy platform is designed to ensure precise therapeutic delivery to directly target the tumor while potentially minimizing a therapy’s toxicities versus systemic (intravenous (IV) therapy). The Company’s unique approach is under a clinical trial investigation for targeted treatment with the potential for increased safety, tolerance, and improved efficacy. The Company’s Phase III lead product candidate, RenovoGem™, a novel oncology drug-device combination product, is being investigated under a US Investigational New Drug (“IND”) that is regulated by Food and Drug Administration Code of Federal Regulation (“FDA 21 CFR 312’) pathway. RenovoGem is currently being evaluated for the treatment of locally advanced pancreatic cancer (“LAPC”) by the Center for Drug Evaluation and Research (the drug division of the FDA).

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

Liquidity and Capital Resources

Since inception, and through September 30, 2023, the Company has raised estimated gross proceeds of $39.8 million through private placements of convertible preferred stock, convertible debt securities, the issuance of securities in the IPO, and the exercise of warrants and common stock options. As of September 30, 2023, the Company had cash and cash equivalents of $3.2 million.

The Company has incurred significant losses and negative cash flows from operations since its inception. For the nine months ended September 30, 2023, the Company reported a net loss of $7.0 million and an accumulated deficit of $38.2 million. It does not anticipate generating positive cash flows from operations in the foreseeable future. The Company expects to continue incurring significant losses until it obtains regulatory approval for RenovoGem™, its first product candidate. However, regulatory approval is not guaranteed and may never be obtained.

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

On March 30, 2023, the Company entered into a securities purchase agreement (“Securities Purchase Agreement”) with a certain institutional investor (“Purchaser”). Pursuant to the Securities Purchase Agreement, the Company agreed to sell in a registered direct offering (the “Registered Direct Offering”) 1,000,000 shares (“Shares”) of the Company’s common stock, par value $0.0001 (“Common Stock”), and purchase contracts issued as pre-funded warrants (“Pre-Funded Warrants”) to purchase up to 557,632 shares of Common Stock, which Pre-Funded Warrants were issued to the extent that the Purchaser determined, in its sole discretion, that such Purchaser would beneficially own in excess of 4.99% (or at the Purchaser’s election, 9.99%). The Pre-Funded Warrants have an exercise price of $0.0001 per share and are immediately exercisable and can be exercised at any time after their original issuance until such Pre-Funded Warrants are exercised in full. Each Share was sold at an offering price of $3.21, and each Pre-Funded Warrant was sold at an offering price of $3.2099 (equal to the purchase price per Share minus the exercise price of the Pre-Funded Warrant). Additionally, in a concurrent private placement (together with the Registered Direct Offering, the “March 2023 Offering”), the Company issued to Purchaser unregistered warrants to purchase up to 1,947,040 shares of its Common Stock (the “Common Warrants”). Each Common Warrant has an exercise price of $3.21 per share, is exercisable at any time after their original issuance, and expires five and a half years from the original issuance date. The aggregate gross proceeds from the March 2023 Offering were approximately $5 million before deducting placement fees and other offering expenses.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and has reviewed the relevant conditions and events surrounding its ability to continue as a going concern including among others: historical losses, projected future results, negative cash flows from operations, including cash requirements for the upcoming year, funding capacity, net working capital, total stockholders’ equity and future access to capital. Based upon this review and the Company’s current financial condition and operating plans as of September 30, 2023, the Company has concluded that substantial doubt exists as to the Company’s ability to operate as a going concern.

2. Summary of Significant Accounting Policies

Basis of Presentation and Unaudited Condensed Interim Financial Information

The accompanying unaudited condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission or (“SEC”) for interim reporting. As permitted under those rules and regulations, certain footnotes or other financial information normally included in unaudited condensed interim financial statements prepared in accordance with GAAP have been condensed or omitted. The unaudited condensed interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal, recurring adjustments that are necessary to present fairly the Company’s results for the interim periods presented. The condensed balance sheet as of December 31, 2022, is derived from the Company’s audited financial statements. The results of operations for the three and nine months ended September 30, 2023, are not necessarily indicative of the results to be expected for the year ending December 31, 2023, or for any other future annual or interim period. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and as amended by Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

The accompanying unaudited condensed interim financial statements should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2022, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 31, 2023.

Summary of Significant Accounting Policies

There have been no material changes to the significant accounting policies during the nine months ended September 30, 2023 from those previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

In April 2023, the Company completed a financing under its March 2023 Offering issuing common stock, pre-funded common warrants and common warrants. The Company has applied the following accounting policies as it relates to such offering.

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

3. Fair Value Measurements

As of September 30, 2023, and December 31, 2022, the Company held $0.1 million and $4.3 million, respectively, in a money market account.

The following tables summarize the Company’s financial assets and liabilities, measured at fair value on a recurring basis by level within the fair value hierarchy, as of September 30, 2023, and December 31, 2022 (in thousands):

	Fair Value Measurements at September 30, 2023 using:
Assets	Level 1	Level 2	Level 3	Total
Cash equivalents:
Schwab U.S. Treasury Money Fund – Ultra Shares	$2,712	$-	$-	$2,712
Money market funds	108	-	-	108
	$2,820	$-	$-	$2,820

Liabilities	Level 1	Level 2	Level 3	Total
Common warrant liability	$-	$-	$1,908	$1,908
	$-	$-	$1,908	$1,908

	Fair Value Measurements at December 31, 2022 using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$4,300	$-	$-	$4,300
Available-for-sale securities:
U.S. Treasury bills	2,049	-	-	2,049
	$6,349	$-	$-	$6,349

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

A summary of the Black Scholes pricing model assumptions used to record the fair value of the Common Warrants is as follows:

September 30, 2023
Expected volatility	110% – 117%
Expected term (years)	1.01 – 5.01
Risk-free interest rate	4.60% – 5.46%
Dividend rate	–

Changes om Level 3 Liabilities Measured at Fair Value on a Recurring Basis

The following table reflects the change in the Company’s Level 3 common warrant liability for the nine months ended September 30, 2023 (in thousands):

Fair value as of December 31, 2022	$-
Common warrants issued in connection with private placement	5,393
Change in fair value	(3,485)
Fair value as of September 30, 2023	$1,908

4. Short-Term Marketable Securities

There were no short-term marketable securities as of September 30, 2023. The tables summarize the Company’s short-term marketable securities as of December 31, 2022 (in thousands):

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury bills	$2,032	$17	$-	$2,049
	$2,032	$17	$-	$2,049

5. Accrued Expenses

The components of accrued expenses as of September 30, 2023, and December 31, 2022 are as follows (in thousands):

	September 30, 2023	December 31, 2022
Clinical trial	$519	$88
Employee benefits	525	475
Other	211	5
Total accrued expenses	$1,255	$568

6. Commitments and Contingencies

Legal Proceedings

From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business.

The Company was not subject to any material legal proceedings during the nine months ended September 30, 2023, and no material legal proceedings are subsequently outstanding or pending.

Guarantees and Indemnification

In the ordinary course of business, the Company enters into agreements that may include indemnification provisions. As permitted under Delaware law and in accordance with its bylaws, the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. The Company is also party to indemnification agreements with its officers and directors. In some cases, the indemnification will continue after the termination of the agreement. The maximum potential amount of future payments that the Company could be required to make under these provisions is not determinable. The Company has never incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. The Company is not currently aware of any indemnification claims. Accordingly, the Company has not recorded any liabilities for these indemnification rights and agreements as of September 30, 2023.

Operating Leases

The Company leases its headquarters in Los Altos, California under a month-to-month operating lease agreement. Rent expenses were $18,000 for both the three months ended September 30, 2023, and 2022. Rent expenses were $55,000 and $54,000 for the nine months ended September 30, 2023, and 2022, respectively.

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

A summary of the stock option activity for the nine months ended September 30, 2023 is as follows:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	1,399,252	$2.40	7.79	$928
Granted	420,351	$3.10	-	$-
Exercised	(7,747)	$0.97	-	$-
Forfeited	(51,255)	$3.12	-	$-
Expired	-	$-	-	$-
Outstanding as of September 30, 2023	1,760,601	$2.55	7.59	$346
Exercisable as of September 30, 2023	985,350	$2.13	6.42	$346
Vested and expected to vest as of September 30, 2023	1,760,601	$2.55	7.59	$346

As of September 30, 2023, there was $1.8 million of unrecognized stock-based compensation expense related to options granted but not yet amortized, which will be recognized over a weighted-average period of approximately 2.95 years.

For the nine months ended September 30, 2023, and 2022, the Company utilized the Black-Scholes option-pricing model for estimating the fair value of the stock option granted. The Company estimated the fair value of each option grant on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions:

Nine Months Ended September 30,
	2023	2022
Expected volatility	99.49% – 106.69%	101.54% – 102.96%
Expected term (years)	6.02 – 10.0	5.27 – 6.08
Risk-free interest rate	3.40% – 4.28%	1.93% – 1.95%
Dividend rate	–%	–%

During the three months ended September 30, 2023, and 2022, the Company recognized $239,000 and $143,000, respectively, in stock-based compensation expense from stock option grants. During the nine months ended September 30, 2023, and 2022, the Company recognized $857,000 and $480,000, respectively, in stock-based compensation expense from stock option grants. The compensation expense is allocated on a departmental basis, based on the classification of the option holder. No income tax benefits have been recognized in the condensed statements of operations and comprehensive loss for stock-based compensation arrangements.

The following table summarizes the components of stock-based compensation expense recognized in the Company’s Condensed Statements of Operations and Comprehensive Loss during the three and nine months ended September 30, 2023, and 2022 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Research and development	$46	$27	$155	$109
General and administrative	193	116	702	371
Total stock-based compensation expense	$239	$143	$857	$480

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

The following is a summary of the common stock warrant activity during the nine months ended September 30, 2023.

	Shares Issuable Upon Exercise of Outstanding Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value (In thousands)
Outstanding as of December 31, 2022	2,786,995	$10.80	3.67	$30,100
Issued	2,504,672	$3.21	5.00	$-
Exercised	(557,632)	$3.21	-	$-
Expired	-	$-	-	$-
Outstanding as of September 30, 2023	4,734,035	$7.68	3.51	$36,350

8. Income Taxes

The Company had no income tax expense for the three and nine months ended September 30, 2023, and 2022. During the three and nine months ended September 30, 2023, and 2022, the Company had a net operating loss (“NOL”) for each period that generated deferred tax assets for NOL carryforwards. Deferred income tax assets and liabilities are recognized for temporary differences between the financial statements and income tax carrying values using tax rates in effect for the years such differences are expected to reverse. Due to uncertainties surrounding our ability to generate future taxable income and consequently realize such deferred income tax assets, the Company has determined that it is more likely than not that these deferred tax assets will not be realized. Accordingly, the Company has established a full valuation allowance against its deferred tax assets as of September 30, 2023.

The Company’s policy is to recognize any interest and penalties related to unrecognized tax benefits as a component of income tax expense. For the three and nine months ended September 30, 2023, and 2022, the Company had no accrued interest or penalties related to uncertain tax positions.

9. Net Loss Per Share

Basic and diluted net loss per common share was calculated as follows (in thousands except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(1,421)	$(2,136)	$(7,005)	$(7,733)

Denominator:
Weighted average shares used in computing net loss per share – basic and diluted	10,693,080	9,067,509	10,154,914	9,039,308
Net loss per share – basic and diluted	$(0.13)	$(0.24)	$(0.69)	$(0.86)

For the three and nine months ended September 30, 2023, and 2022, the Company had a net loss and as such, all outstanding shares of potentially dilutive securities were excluded from the calculation of diluted net loss per share as the inclusion would be anti-dilutive.

Potentially dilutive securities not included in the computation of diluted net loss per share because to do so would be antidilutive are as follows (in common stock equivalent shares):

	As of September 30,
	2023	2022
Options to purchase common stock	453,346	484,518
Total	453,346	484,518

10. Related Party Transactions

In January 2018, the Company entered into a consulting agreement with one of the Company’s co-founders, Dr. Ramtin Agah, pursuant to which Dr. Agah provides consulting services as the Company’s Chief Medical Officer by overseeing Company-sponsored clinical trials. The agreement, which was amended on September 1, 2019, and November 11, 2021, respectively, continues in force for as long as Dr. Agah is providing consulting services and may be terminated by either party on 30 days’ notice. In connection with his services, Dr. Agah was awarded various equity awards as the Company has previously disclosed. In December 2018, Dr. Agah’s agreement was amended to provide that he would receive cash compensation of $4,000 per month for certain proctoring services, and in September 2019, his compensation was increased to $10,000 per month to compensate for additional services he was providing. In November 2021, we entered into a third amendment to the Consulting Agreement with Dr. Agah which provides for a monthly consulting fee of $21,667.67, based on Dr. Agah spending no less than 24 hours per week on Company matters. Dr. Agah’s monthly consulting fee was increased to $25,000, effective January 1, 2023. The Company may, in its discretion, proportionally adjust the monthly consulting fee if Dr. Agah’s time commitment decreases. The amendment also provides for Dr. Agah’s eligibility for an annual target cash incentive bonus equal to 35% of his annualized base consulting fee. In November 2021, we entered into a Change in Control and Severance Agreement with Dr. Agah. For the three months ending September 30, 2023, and 2022, consulting fees paid to Dr. Agah were $76,000 and $72,000, respectively. For the nine months ending September 30, 2023, and 2022, consulting fees paid to Dr. Agah were $319,000 and $217,000, respectively. In addition, the Board approved a discretionary bonus of $91,000, paid in February 2023, to Dr. Agah in recognition of the Company’s and individual performance during the year ended December 31, 2022.

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

Overview

We are a clinical-stage biopharmaceutical company developing proprietary targeted combination therapies for high unmet medical need with a goal to improve therapeutic outcomes for cancer patients undergoing treatment. Our proprietary TAMP therapy platform is designed to ensure precise therapeutic delivery to directly target the tumor while potentially minimizing a therapy’s toxicities versus systemic (intravenous (IV) therapy). Our unique approach to targeted treatment is under a clinical trial investigation with the potential for increased safety, tolerance, and improved efficacy. Our Phase III clinical lead product candidate, RenovoGem, a novel oncology drug-device combination product, is being investigated under a US IND that is regulated by FDA 21 CFR 312 pathway. RenovoGem is currently being evaluated for the treatment of LAPC by the Center for Drug Evaluation and Research (the drug division of FDA.) RenovoGem is currently in a Phase III clinical trial (TIGeR-PaC) for the treatment of LAPC and is not available for commercial sale. The first of two interim analyses was completed in March 2023, and the Data Monitoring Committee recommended a continuation of the study. The study is prespecified to provide a primary endpoint of a 6-month overall survival benefit and secondary endpoints including reduced adverse events versus standard of care. RenovoGem will also be evaluated as a potential therapy in bile duct cancer, with a Phase III clinical trial expected to be launched in late 2023 with other potential future pipeline indication opportunities including non-small cell lung cancer, uterine tumors, glioblastoma, and sarcoma. RenovoGem received FDA Orphan Drug Designation for pancreatic cancer and bile duct cancer which provides 7 years of market exclusivity upon a New Drug Application (“NDA”) approval. Additionally, a recent collaboration began with Imugene further validates TAMP and will expand use of RenovoRx’s delivery platform beyond chemotherapy to immunotherapy. We are committed to developing transformative therapies for improved quality of life and extended life in cancer patients.

Pursuing the development of our therapy platform requires that we raise additional capital, and we currently have enough capital to operate into February 2024. Failure to obtain additional capital on acceptable terms, or at all, would result in a material and adverse impact on our operations. As a result, there is substantial doubt about our ability to operate as a going concern.

Systemic (IV gemcitabine and nab-paclitaxel) chemotherapy is currently the standard of care for pancreatic cancer treatment. However, the standard of care is known to cause debilitating side effects for patients diagnosed with this disease. Unlike other tumors with extensive blood supply, pancreatic tumors have poor blood supply so systemic chemotherapy may not reach the tumor. Thus, the standard of care may be less effective in treating this type of cancer because the blood vessels are critical for transporting systemic administration of chemotherapy to the tumor.

Our Phase III TIGeR-PaC clinical trial is an ongoing randomized multi-center study using RenovoRx’s innovative therapy platform, TAMP, to evaluate RenovoRx’s first product candidate, RenovoGem. The study is evaluating trans-arterial delivery, a form of intra-arterial administration, of an FDA-approved chemotherapy, gemcitabine, to treat LAPC following stereotactic body radiation therapy (“SBRT”). The study is comparing treatment of gemcitabine with TAMP versus systemic IV administration of gemcitabine and nab-paclitaxel. The study has a primary endpoint of overall survival and several secondary endpoints, including quality of life for patients diagnosed with LAPC. The study is designed to randomize 114 patients (57 in each arm) with all patients receiving upfront induction systemic chemotherapy and SBRT. Final analysis will be conducted after 86 protocol-specified events have occurred in the SBRT population with two interim analyses. The first analysis at 30% of the specified events was completed in March 2023 and the second analysis will be performed at 60% of the specified events (deaths) is expected to occur in late-2024.

In December 2021, we amended the protocol for the TIGeR-PaC Phase III clinical trial to only allow for SBRT during the induction phase of the study (prior to randomization). We had previously permitted both SBRT and intensity-modulated radiation therapy (“IMRT”). Patients receiving IMRT must complete 25 radiation treatments in combination with oral chemotherapy during the induction phase of the study, which takes between 35 and 56 days to complete. In comparison, patients receiving SBRT during the induction phase are only required to complete 5 treatments, over 5 consecutive days, and do not receive oral chemotherapy. The decision to modify the study population was based on the observation in the Phase III TIGeR-PaC study that IMRT patients had a higher dropout rate during the induction phase of the study due to the high frequency of hospital visits and side effects from the required concurrent chemotherapy. As part of the pre-randomization, induction phase change made to the protocol, we initiated a review of the statistical considerations for the study and in June 2022, submitted a modified Statistical Analysis Plan (the “Modified SAP”) to FDA. As part of the Modified SAP, we now plan to (i) analyze only patients receiving SBRT, consistent with the protocol change made in December 2021, (ii) include a second interim analysis, (iii) change the total number of SBRT patients randomized in the study to 114 (a reduction from the original 200 patients) with a total of 86 deaths from SBRT patients, including all deaths from SBRT patients enrolled in the study before the submission of the Modified SAP, and (iv) repower the study from 90% to 80%, which is commonly used in clinical trials. In August 2023, we received comments from the FDA on the Modified SAP, which we responded to in September 2023. Based on the FDA’s feedback, we plan to submit the revised SAP and a protocol amendment to reflect the changes in the statistical analysis for the study. We have not discussed the protocol amendment or the Modified SAP with the FDA, and we cannot provide any assurance that the FDA will not raise any objections or disagree with our protocol amendments, including our proposed SAP or how we interpret the data. The first planned interim analysis was triggered when 30%, or 26 of 86, of the total number of deaths occurred (and announced in March 2023), and the second interim analysis at 60%, or 52 of 86, of the total number of deaths have occurred and is estimated to be late-2024. Given that the timing of the interim analysis is predicated on a specific number of deaths, it is difficult to predict the exact timing of the interim analysis or when we will be able to complete the study. As of October 26, 2023, the Phase III TIGeR-PaC trial has randomized 59 SBRT patients out of 114 total needed under the Modified SAP. At this rate, we anticipate that all patients will be enrolled and randomized in 2024, with the final study readout in 2025.

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

We have incurred significant operating losses and generated negative cash flows from operations since our inception. As of September 30, 2023, we had cash and cash equivalents of $3.2 million. For the three and nine months ended September 30, 2023, we reported net losses of $1.4 million and $7.0 million, respectively. As of September 30, 2023, we had an accumulated deficit of $38.2 million. We expect to continue to incur significant expenses, increasing operating losses and negative cash flows from operations in 2023 and for the foreseeable future. We do not expect to generate revenues from product sales unless and until we successfully complete development and obtain regulatory approval for one or more product candidates. We expect that our expenses will increase in connection with our ongoing research and development activities.

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

On August 21, 2023, we received a notice from Nasdaq notifying us that, as of August 18, 2023, the Company was not in compliance with the minimum stockholders’ equity requirement for continued listing on The Nasdaq Capital Market, under Listing Rule 5550(b)(1), because the Company’s stockholders’ equity of $1,188,000 as reported in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2023 was below the required minimum of $2.5 million (the “Equity Requirement”), and because, as of June 30, 2023, the Company did not meet the alternative compliance standards, relating to the market value of listed securities of $35 million or net income from continuing operations of $500,000 in the most recently completed fiscal year.

In accordance with the Nasdaq Listing Rules 5810(c)(2)(C), we were provided 45 calendar days from August 21, 2023, or until October 5, 2023, to submit a plan to regain compliance with the Equity Requirement (the “Compliance Plan”). We submitted the Compliance Plan to Nasdaq on October 5, 2023. On October 31, 2023, the Company received formal notice that the Listing Qualifications Staff (the “Staff”) had granted the Company’s request for continued listing on Nasdaq pursuant to an extension, ultimately through February 19, 2024, to evidence full compliance with all applicable criteria for continued listing on The Nasdaq Capital Market, including the $2.5 million stockholders’ equity requirement set forth in Nasdaq Listing Rule 5550(b)(2).

The Company is diligently working to provide timely evidence compliance with the terms of the Staff’s decision; however, there can be no assurance that the Company will be able to do so. In the event the Company does not evidence full compliance with the Nasdaq listing criteria by February 19, 2024, the Staff must issue a delist determination, which would be stayed upon the Company’s timely request for a hearing before the Nasdaq Hearings Panel (the “Panel”). The Company’s request for a hearing would stay any further action by the Staff at least pending a hearing, the subsequent issuance of a decision by the Panel, and the expiration of any additional extension the Panel may grant to the Company as a result of the hearing.

Our financial statements as of September 30, 2023 have been prepared on a going concern basis and do not include any adjustments that may result from the outcome of this uncertainty. Based on our operating plans, we do not expect that our current cash and cash equivalents as of September 30, 2023, will be sufficient to fund our operating, investing and financing cash flow needs, assuming our programs advance as currently contemplated.

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

Results of Operations

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Statements of Operations Data:
Operating expenses:
Research and development	$1,629	$846	$4,892	$3,525
General and administrative	1,354	1,315	4,727	4,255
Total operating expenses	2,983	2,161	9,619	7,780
Loss from operations	(2,983)	(2,161)	(9,619)	(7,780)
Other income/(expense), net
Interest and dividend income	43	22	97	43
Other income, net	-	3	-	4
Change in fair value of common warrant liability	1,519	-	3,092	-
Transaction costs allocated to warrant liability	-	-	(575)	-
Total other income/(expense), net	1,562	25	2,614	47
Net loss	$(1,421)	$(2,136)	$(7,005)	$(7,733)

Comparison of the Three Months Ended September 30, 2023, and 2022

The following table summarizes the significant components of our results of operations for the periods presented (in thousands, except percentages):

	Three Months Ended September 30,		Increase / (Decrease)
	2023	2022	$	%
	(unaudited)
Operating expenses:
Research and development	$1,629	$846	$783	93%
General and administrative	1,354	1,315	39	3%
Total operating expenses	2,983	2,161	822	38%
Loss from operations	(2,983)	(2,161)	(822)	(38)%
Other income/(expense), net
Interest and dividend income	43	22	21	95%
Other income (expense), net	-	3	(3)	(100)%
Change in fair value of common warrant liability	1519	-	1,519	n/a
Transaction costs allocated to warrant liabilities	-	-	-	n/a
Total other income/(expense), net	1,562	25	1,537	6,148%
Net loss	$(1,421)	$(2,136)	$715	33%

Research and Development

Research and development expenses were $1.6 million for the three months ended September 30, 2023, an increase of $0.8 million compared to $0.8 million in the same period last year. This increase was primarily due to our ongoing Phase III clinical trial cost of $0.4 million, an increase in employee and related benefits costs of $0.3 million, partially offset by a decrease in costs associated with a secondary manufacturer of $0.1 million. We expect the secondary manufacturer device company to commence production later this year. Allocated general and administrative support costs for personnel, facility and office supply expenses increased by $0.2 million compared to the same period last year. We anticipate research and development expenses to increase as we continue advancing our lead programs throughout the year.

General and Administrative

General and administrative expenses were $1.3 million for the three months ended September 30, 2023, remaining flat compared to the same period last year. Higher employee and related benefits costs due to increased headcount of $0.3 million were partially offset by $0.1 million decrease in directors’ and officers’ liability insurance expense including allocated general and administrative costs of $0.2 million compared to the same period last year. We anticipate general and administrative expenses to continue increasing throughout the year as we progress with our lead program.

Other Income/(Expense), Net

Other income/(expense), net was $1.6 million for the three months ended September 30, 2023, compared to nil in the same prior period. The increase was primarily due to a $1.5 million change in the fair value of the common warrant liability due to a decrease in our common stock price during the period.

Comparison of the Nine Months Ended September 30, 2023, and 2022

The following table summarizes the significant components of our results of operations for the periods presented (in thousands, except percentages):

	Nine Months Ended September 30,		Increase / (Decrease)
	2023	2022	$	%
	(unaudited)
Operating expenses:
Research and development	$4,892	$3,525	$1,367	39%
General and administrative	4,727	4,255	472	11%
Total operating expenses	9,619	7,780	1,839	24%
Loss from operations	(9,619)	(7,780)	(1,839)	(24)%
Other income/(expense), net
Interest income and dividend income	97	43	54	126%
Other income, net	-	4	(4)	(100)%
Change in fair value of common warrant liability	3,092	-	3,092	n/a
Transaction costs allocated to warrant liabilities	(575)	-	(575)	n/a
Total other/(expense), net	2,614	47	2,567	5,462%
Net loss	$(7,005)	$(7,733)	$728	9%

Research and Development

Research and development expenses totaled $4.9 million for the nine months ended September 30, 2023, an increase of $1.4 million, compared to $3.5 million for the prior year period. This increase is due to our ongoing Phase III clinical trial cost of $0.8 million, an increase of employee and related benefits costs of $0.4 million, partially offset by a decrease in costs associated with a secondary manufacturer of $0.4 million. We expect the secondary manufacturer device company to commence production later this year. Allocated general and administrative support costs for personnel, facility and office supply expenses increased by $0.5 million compared to the same period last year. We anticipate research and development expenses to increase as we continue advancing our lead programs throughout the year.

General and Administrative

General and administrative expenses were $4.7 million for the nine months ended September 30, 2023, an increase of $0.5 million compared to $4.2 million for the prior year period. The increase was due to an increase in employee and related benefits costs of $0.7 million, an increase in stock-based compensation expense of $0.3 million and an increase in professional and consulting fees of $0.2 million compared to the same period last year. This increase was offset by a decrease in directors’ and officers’ liability insurance expense of $0.2 million and a decrease of $0.5 million in the allocation of general administrative expenses to research and development. It is anticipated that general and administrative expenses will continue to increase during the fiscal year.

Other Income/(Expense), Net

Other income/(expense), net was $2.6 million for the nine months ended September 30, 2023, compared to nil in the same prior period. The increase was primarily due to a $3.1 million change in the fair value of the common warrant liability due to a decrease in our common stock price during the period. This increase was offset by $0.6 million of transaction costs allocated to common warrant liability.

Liquidity and Capital Resources

For the nine months ended September 30, 2023, we incurred a net loss of $7.0 million. As of September 30, 2023, our accumulated deficit stood at $38.2 million. We anticipate incurring further losses and increasing operating expenses in future periods. Since our inception, our primary sources of liquidity have been the sale and issuance of convertible preferred stock, convertible notes, and common stock, including our IPO and the March 2023 Offering, as well as from the exercise of warrants.

As of September 30, 2023 and December 31, 2022, we had $3.2 million and $6.4 million in cash and cash equivalents and short-term marketable securities, respectively. During the nine months ended September 30, 2023, we used $8.2 million of cash in operations. Our primary requirements for liquidity have been to fund our clinical trial activities and general corporate and working capital needs. In August 2021, we successfully completed our IPO, receiving aggregate gross proceeds of $16.7 million. We paid underwriting discounts and commissions of $1.3 million, and we also incurred expenses of $0.8 million in connection with the offering. After deducting underwriting discounts, commissions and offering expenses, the net proceeds to us amounted to $14.6 million. Furthermore, in February 2021, we received notification from Silicon Valley Bank confirming the complete forgiveness and cancellation of our PPP loan of $140,000 by the U.S. Small Business Administration.

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

Based on our operational plans, we do not expect our current cash and cash equivalents to be sufficient to fund our operating, investing and financing cash flow needs for at least the next twelve months, assuming the progress of our programs as currently envisioned. Based upon this review and the Company’s current financial condition, the Company has concluded that substantial doubt exists as to the Company’s ability to continue as a going concern. We believe we will be able to raise additional capital through debt financing, private or public equity financing, license agreements, collaborative agreements or other arrangements with other companies, or other sources of financing. There can be no assurance that such financing will be available or will be at terms acceptable to us. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our clinical trials or other operations. If any of these events occur, our ability to achieve our operational goals would be adversely affected. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described in the section titled “Risk Factors.” Depending on the severity and direct impact of these factors on us, we may be unable to secure additional financing to meet our operating requirements on commercially acceptable terms favorable to us, or at all.

Sources of Liquidity

Since our inception, we have not generated any revenue from product sales, and we have incurred significant operating losses and negative cash flows from our operations. We do not have any products that have achieved regulatory marketing approval and we do not expect to generate revenue from sales of any product candidates for several years, if ever.

We have financed our operations primarily through the issuance and sale of convertible preferred stock and convertible debt, the public offerings of our common stock, as well as from the exercise of warrants. Through the date of this report, we have raised estimated gross proceeds of $39.8 million of gross proceeds from private placements of our equity and convertible debt securities, the issuance of securities in our IPO and the exercise of warrants and common stock options. This amount also includes a loan under the PPP, which was forgiven in February 2021. We have also raised aggregate net proceeds of $19 million from the initial public offering and the March 2023 Offering of our common stock.

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

The following table summarizes our cash flows for the period indicated (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash provided by (used in):
Operating activities	$(8,205)	$(7,130)
Investing activities	2,032	(5,008)
Financing activities	5,008	39
Decrease in cash and cash equivalents	$(1,165)	$(12,099)

Net Cash Used in Operating Activities

Cash used in operating activities for the nine months ended September 30, 2023, reflected a net loss of $7.0 million and non-cash charges of $2.2 million, offset by a net change in our operating assets and liabilities of $1.0 million.

Cash used in operating activities for the nine months ended September 30, 2022, reflected a net loss of $7.7 million, offset by a net change in our operating assets and liabilities of $0.1 million, and non-cash charges of $0.5 million.

Cash Provided by (Used in) Investing Activities

Cash provided by investing activities for the nine months ended September 30, 2023, consisted of $2.0 million from the sale of investments.

Cash used in investing activities for the nine months ended September 30, 2022, consisted of $8.0 million from the purchase U.S. Treasury bills, partially offset by $3.0 million from the maturities of marketable securities.

Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2023 was $5.0 million, consisting primarily of proceeds from common stock and pre-funded common warrants.

Net cash provided by financing activities for the nine months ended September 30, 2022 consisted of proceeds from the exercise of stock options.

Contractual Obligations and Other Commitments

There have been no significant changes in our contractual obligations or other commitments as of September 30, 2023.

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

There have been no significant changes to our critical accounting policies or significant judgments and estimates for the nine months ended September 30, 2023, from those previously disclosed in our Annual Report.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial and Accounting Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal quarter ended September 30, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial and Accounting Officer have concluded that, during the period covered by this Quarterly Report, our disclosure controls and procedures were not effective due to our previously identified material weaknesses in internal control over financial reporting. As a result, we have performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. GAAP. Accordingly, notwithstanding the identified material weaknesses, management, including our Chief Executive Officer and Chief Financial and Accounting Officer, believes the financial statements included in this Quarterly Report on Form 10-Q are fairly presented, in all material respects, in accordance with U.S. GAAP.

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

We intend to complete the implementation of our remediation plan during 2024. Although we believe that our remediation plan will improve our internal control over financial reporting, additional time may be required to fully implement it and to make conclusions regarding the effectiveness of our internal control over financial reporting. Our management will closely monitor and modify, as appropriate, the remediation plan to eliminate the identified material weakness.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risk Factors Summary

Investing in shares of our common stock involves a high degree of risk because our business is subject to numerous risks and uncertainties, including those outside of our control, that could cause our actual results to be harmed. The principal factors and uncertainties that make investing in shares of our common stock risky and impact our ability to execute on our business strategy include risks regarding the following, among others:

●	We are a clinical stage biopharmaceutical company, have a limited operating history and have no drug/device combination products approved for commercial sale, which makes it difficult to evaluate our current business and predict our future success and viability.

●	We have incurred significant net losses in each period since inception, and we expect to continue to incur net losses for the foreseeable future.

●	We will need to raise substantial additional capital to develop and commercialize RenovoGem, and our failure to obtain funding when needed may force us to delay, reduce or eliminate our product development programs or collaboration efforts. As a result, there is substantial doubt about our ability to operate as a going concern and we estimate that our current capital resources will be sufficient to fund our operating expenses and capital expenditure requirements through February 2024.

●	Our product candidates’ commercial viability remains subject to current and future preclinical studies, clinical trials, regulatory approvals, and the risks generally inherent in the development of a pharmaceutical product candidate. If we are unable to successfully advance or develop our product candidates, our business will be materially harmed.

●	If we do not achieve our projected development goals in the timeframes we announce and expect, our stock price may decline.

●	Our product candidates may exhibit undesirable side effects when used alone or in combination with other approved pharmaceutical products or investigational new drugs, which may delay or preclude further development or regulatory approval or limit their use if approved.

●	If the results of preclinical studies or clinical trials for our product candidates are negative, we could be delayed or precluded from the further development or commercialization of our product candidates, which could materially harm our business.

●	If we are unable to satisfy regulatory requirements, we may not be able to commercialize our product candidates.

●	If our product candidates are unable to compete effectively with marketed drugs targeting similar indications as our product candidates, our commercial opportunity will be reduced or eliminated.

●	We may delay or terminate the development of our product candidates at any time if we believe the perceived market or commercial opportunity does not justify further investment, which could materially harm our business.

●	Our future success depends on our ability to retain our key personnel and to attract, retain, and motivate qualified personnel, especially in light of an acute workforce shortage and hyper-competitive compensation environment.

●	If we are unable to protect our intellectual property effectively, we may be unable to prevent third parties from using our technologies, which would impair our competitive advantage.

●	The patents issued to us may not be broad enough to provide any meaningful protection, one or more of our competitors may develop more effective technologies, designs, or methods without infringing our intellectual property rights and one or more of our competitors may design around our proprietary technologies.

●	The market price of our common stock may be volatile and fluctuate substantially, which could result in substantial losses for our investors.

●	If we fail to regain compliance with the applicable Nasdaq continued listing requirement, our common stock may be delisted from Nasdaq.

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

We are a clinical stage company and have incurred significant losses since our formation. As of September 30, 2023, we have an accumulated deficit of approximately $38.2 million. For the nine months ended September 30, 2023, we had a net loss of approximately $7.0 million. For the fiscal years ended December 31, 2022, and 2021, we had net losses of approximately $9.9 million and $6.3 million, respectively. To date, we have experienced negative cash flow from the development of our product candidate, RenovoGem, our platform technology, TAMP, and our RenovoCath delivery system. We have not generated any revenue from operations, and we expect to incur substantial net losses for the foreseeable future as we seek to further develop and commercialize RenovoGem and expand our pipeline of product candidates. Because of the numerous risks and uncertainties associated with developing and commercializing RenovoGem, we are unable to predict the extent of any future losses or when we will attain profitability, if ever. Investors in our common stock must carefully consider the substantial challenges, risks and uncertainties inherent in the attempted development and commercialization of RenovoGem. We may never successfully commercialize RenovoGem, and our business may not be successful.

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

As of September 30, 2023, we had cash and cash equivalents of $3.2 million. Due to our recurring operating losses and the expectation that we will continue to incur net losses in the future, we will be required to raise additional capital to complete the development and commercialization of our product candidates. We have historically financed our operations primarily through private sales of our equity, debt financing and the sale of common stock and warrants in our initial public offering, or IPO. To raise additional capital, we may seek to sell additional equity and/or debt securities, obtain a credit facility or other loan or enter into collaborations, licenses or other similar arrangements, which we may not be able to do on favorable terms, or at all. For example, we have filed an omnibus shelf registration statement on Form S-3 that provides for aggregate offerings of up to $50 million of the Company’s securities subject to various limitations, including limited sales in any twelve-month period while we are subject to the “baby-shelf” rules. On April 3, 2023, we completed the Registered Direct Offering under our shelf registration statement on Form S-3 for the purchase and sale of 1,557,632 shares of the Company’s common stock (or pre-funded common stock warrants) at a purchase price of $3.21 per share of common stock (or pre-funded common stock warrants) to a certain institutional investor. Additionally, in a concurrent private placement, we issued to the investor unregistered warrants to purchase up to 1,947,040 shares of our common stock. The aggregate gross proceeds from the March 2023 Offering were approximately $5 million before deducting placement fees and other offering expenses. We also have filed a registration statement on Form S-1 to register the cash exercise of our outstanding warrants, with such cash exercise only expected to occur when the trading price of our common stock is in excess of the $10.80 per share exercise price of our outstanding warrants. Our ability to obtain additional financing will be subject to a number of factors, including market conditions, fluctuations in interest rates, our operating performance and investor sentiment. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue the development and/or commercialization of our product candidates, restrict or cease our operations or obtain funds by entering into agreements on unfavorable terms. Failure to obtain additional capital on acceptable terms, or at all, would result in a material and adverse impact on our operations. As a result, there is substantial doubt about our ability to operate as a going concern and we estimate that our current capital resources will be sufficient to fund our operating expenses and capital expenditure requirements through February 2024.

Our financial statements as of September 30, 2023 have been prepared on a going concern basis and do not include any adjustments that may result from the outcome of this uncertainty. If we fail to raise additional working capital, or do so on commercially unfavorable terms, it would materially and adversely affect our business, prospects, financial condition and results of operations, and we may be unable to continue as a going concern. As a result, there is substantial doubt about our ability to operate as a going concern. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms, if at all. If we are unable to continue as a going concern, we might have to liquidate our assets and the value we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements, and our shareholders may lose their entire investment in our ordinary shares.

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

The product candidates that we, or our collaborators, are developing or may develop require regulatory approval to advance through clinical development and to ultimately be marketed and sold and are subject to extensive and rigorous domestic and foreign government regulation. In the U.S., the FDA regulates, among other things, the development, testing, manufacture, safety, efficacy, record-keeping, labeling, storage, approval, advertising, promotion, sale, and distribution of pharmaceutical and biopharmaceutical products. Our product candidates are also subject to similar regulation by foreign governments to the extent we seek to develop or market them in those countries. We, or our collaborators, must provide the FDA and foreign regulatory authorities, if applicable, with preclinical and clinical data, as well as data supporting an acceptable manufacturing process, that appropriately demonstrate each of our product candidate’s safety and efficacy before it can be approved for the targeted indications. Our product candidates have not been approved for sale in the U.S. or any foreign market, and we cannot predict whether we or our collaborators will obtain regulatory approval for any product candidates we are developing or plan to develop. The regulatory review and approval process can take many years, is dependent upon the type, complexity, novelty of, and medical need for the product candidate, requires the expenditure of substantial resources, and involves post-marketing surveillance and vigilance and potentially post-marketing studies or Phase IV clinical trials. In addition, we or our collaborators may encounter delays in, or fail to gain, regulatory approval for any of our product candidates based upon additional governmental regulation resulting from future legislative, administrative action or changes in the FDA’s or other similar foreign regulatory authorities’ policy or interpretation during the period of product development. Delays or failures in obtaining regulatory approval to advance any of our product candidates through clinical development, and ultimately to commercialize them, may:

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

We may experience delays in clinical testing of our product candidates. We do not know whether planned clinical trials will begin on time, will need to be redesigned or will be completed on schedule, if at all, especially in light of the effects of the COVID-19 pandemic, including the effects of recent variants. From time to time, based on our experience with a clinical trial, we may amend the clinical trial protocol to address any issues that we observe as the trial is progressing, including in response to COVID-19 related factors or other factors impacting safety and the data collected, or we may be required to make certain changes in response to issues raised by the FDA, IRB, other regulatory authorities, investigators or clinical sites. Protocol amendments are subject to IRB and regulatory approval before we implement material changes, can result in additional costs, require additional data or participants, and may negatively impact the timelines for the trial. For example, in December 2021, we amended the protocol for our Phase III clinical trial to only allow SBRT patients during the induction phase of the study, as we observed a higher drop-out rate for patients on IMRT. As part of this change, we initiated a review of the statistical considerations for the study and in June 2022, submitted a Modified SAP to the FDA. We submitted a protocol amendment to the FDA in the second half of 2022 to reflect the changes in the Modified SAP. Under the modified Phase III clinical trial protocol and the Modified SAP, we plan to (i) analyze only patients receiving SBRT, consistent with the protocol change made in December 2021, (ii) include a second interim analysis, (iii) change the total number of SBRT patients randomized in the study to 114 (a reduction from the original 200 patients), with a total of 86 deaths from SBRT patients, including all deaths from SBRT patients enrolled in the study before the submission of the Modified SAP, and (iv) repower the study from 90% to 80%, which is commonly used in clinical trials. In August 2023, we received comments from the FDA on the Modified SAP, which we responded to in September 2023 . Based on the FDA’s feedback, we plan to submit the revised SAP and a protocol amendment to reflect the changes in the statistical analysis for the study. Such amendment and Modified SAP are subject to IRB and regulatory review that may result in additional costs and may negatively impact the timelines for the trial. We cannot provide assurance that the FDA will not raise any objections or disagree with our protocol amendments, including our proposed SAP or how we interpret the data. We can provide no assurance on the timing of any of our interim analyses or when we will complete our Phase III study, if at all, or the outcome of the study. Disclosure of findings from our interim analyses before the completion of the trial may also impact the enrollment or retention of patients in our ongoing clinical trial. The changes in our study protocol may limit the clinical trial sites that can participate in our study, impact enrollment, and delay regulatory approval. We may be required to expand the size of our study, increase the power level, or make other changes that can delay our clinical timelines and delay regulatory approval. Further, to the extent protocol amendments impact the data needed to support our proposed indication, the indication that is ultimately approved by the FDA or other regulatory authorities may be narrower than the indication initially sought. The FDA and other regulatory authorities may also impose other restrictions in our proposed labeling, which could have a material adverse effect on the prospects of our product candidates, if approved, and our business.

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

We do not currently possess internal manufacturing capacity. We plan to utilize the services of cGMP manufacturers, FDA inspected contract manufacturers, to formulate and manufacture our preclinical and clinical supplies. Any curtailment in the availability of gemcitabine, or RenovoCath, the drug delivery device, however, could result in production or other delays with consequent adverse effects on us. In addition, because regulatory authorities must generally approve raw material sources for pharmaceutical products, changes in raw material suppliers may result in production delays or higher raw material costs.

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

If our product candidates are approved for commercial sale by the FDA or other regulatory authorities, the degree of market acceptance of any approved product by physicians, healthcare professionals and third-party payors and our profitability and growth will depend on a number of factors, including:

●	demonstration of safety and efficacy;

●	perceived advantages of our product candidates over alternative treatments;

●	the indications for which the product candidates are approved, and the labeling approved by regulatory authorities for use with the product candidates, including any warnings, limitations or contraindications contained in a product’s approved labeling;

●	approval of other new therapies for the same indications;

●	acceptance by physicians and patients of the product candidate as a safe and effective treatment;

●	the cost, safety and efficacy of treatment in relation to alternative treatments, including generic versions of the product candidates;

●	the extent to which our product candidates are included on formularies of hospitals and managed care organizations;

●	changes in the practice guidelines and the standard of care for the targeted indication;

●	relative convenience and ease of administration;

●	the prevalence and severity of any adverse side effects;

●	budget impact of adoption of our product on relevant drug formularies and the availability, cost, and potential advantages of alternative treatments, including less expensive generic drugs;

●	pricing, reimbursement, and cost effectiveness, which may be subject to regulatory control;

●	effectiveness of our or any of our partners’ sales and marketing strategies;

●	the product labeling or product insert required by the FDA or regulatory authority in other countries; and

●	the availability of adequate third-party insurance coverage or reimbursement.

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

In February 2022, armed conflict escalated between Russia and Ukraine which led to various sanctions by the U.S. and other countries against Russia. Furthermore, ongoing war and instability in Israel and the surrounding region that commenced in October 2023 have added to global geopolitical unrest. It is not possible to predict the broader consequences of these conflicts, which could include further sanctions, embargoes, regional instability, prolonged periods of higher inflation, geopolitical shifts, and adverse effects on macroeconomic conditions, currency exchange rates, and financial markets, all of which could have a material adverse effect on our business, financial condition, and results of operations.

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

Since its enactment, there remain judicial and Congressional challenges to certain aspects of the PPACA. For example, in June 2021 the U.S. Supreme Court held that Texas and other challengers had no legal standing to challenge the PPACA, dismissing the case on procedural grounds without specifically ruling on the constitutionality of the PPACA. Thus, the PPACA will remain in effect in its current form. In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 due to subsequent legislative amendments will remain in effect through 2032, with the exception of a temporary suspension implemented under various COVID-19 relief legislation.

Moreover, there has recently been heightened governmental scrutiny over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs will be eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. In August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Various industry stakeholders, including certain pharmaceutical companies and industry interest groups, have initiated lawsuits against the federal government asserting that the price negotiation provisions of the Inflation Reduction Act are unconstitutional. The impact of these judicial challenges and future legislative, executive, and administrative actions and any agency rules on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved. Complying with any new legislation and regulatory changes could be time-intensive and expensive, resulting in a material adverse effect on our business.

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

The market price of our common stock is likely to be highly volatile and may be subject to wide fluctuations in response to a variety of factors, some of which are beyond our control. These factors include the following:

●	any delay in the commencement, enrollment and ultimate completion of our clinical trials;

●	any delay in submitting an NDA and any adverse development or perceived adverse development with respect to the FDA’s review of that NDA;

●	failure to successfully develop and commercialize RenovoGem;

●	inability to obtain additional funding;

●	regulatory or legal developments in the United States and other countries applicable to RenovoGem or any other product candidate;

●	adverse regulatory decisions;

●	changes in the structure of healthcare payment systems;

●	inability to obtain adequate product supply for RenovoGem, RenovoCath or any other product candidate, or the inability to do so at acceptable prices;

●	introduction of new products, services or technologies by our competitors;

●	failure to meet or exceed financial projections we provide to the public;

●	failure to meet or exceed the estimates and projections of the investment community;

●	changes in the market valuations of companies similar to ours;

●	market conditions in the pharmaceutical and biotechnology sectors, and the issuance of new or changed securities analysts’ reports or recommendations;

●	announcements of significant acquisitions, strategic collaborations, joint ventures or capital commitments by us or our competitors;

●	significant lawsuits, including patent or stockholder litigation, and disputes or other developments relating to our proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

●	additions or departures of key scientific or management personnel;

●	sales of our common stock or other securities by us, our insiders or our other stockholders, including pursuant to the existing primary and secondary shelf registration statements that we have filed with the SEC;

●	expiration of market standoff or lock-up agreements;

●	trading volume of our common stock;

●	fluctuations in interest rates and inflation rates;

●	general economic, industry and market conditions;

●	health epidemics and outbreaks, including the COVID-19 pandemic, or other natural or man-made disasters which could significantly disrupt our preclinical studies and clinical trials, and therefore our receipt of necessary regulatory approvals could be delayed or prevented; and

●	the other factors described in this “Risk Factors” section.

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

We may seek additional capital through a variety of means, including through public or private equity, debt financings or other sources, including up-front payments and milestone payments from strategic collaborations. For example, we have filed an omnibus shelf registration statement on Form S-3 that provides for aggregate offerings of up to $50 million of the Company’s securities subject to various limitations, including limited sales in any twelve-month period while we are subject to the “baby-shelf” rules. On April 3, 2023, we completed the Registered Direct Offering under our shelf registration statement on Form S-3 for the purchase and sale of 1,557,632 shares of the Company’s common stock (or pre-funded common stock warrants) at a purchase price of $3.21 per share of common stock (or pre-funded common stock warrants) to a certain institutional investor. Additionally, in a concurrent private placement, we issued to the investor unregistered warrants to purchase up to 1,947,040 shares of our common stock. The aggregate gross proceeds from the March 2023 Offering were approximately $5 million before deducting placement fees and other offering expenses. We also have filed a registration statement on Form S-1 to register the cash exercise of our outstanding warrants, with such cash exercise only expected to occur when the trading price of our common stock is in excess of the $10.80 per share exercise price of our outstanding warrants. To the extent that we raise additional capital through the sale of equity or convertible debt or equity securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. Such financing may result in dilution to stockholders, imposition of debt covenants, increased fixed payment obligations or other restrictions that may affect our business. If we raise additional funds through up-front payments or milestone payments pursuant to strategic collaborations with third parties, we may have to relinquish valuable rights to our product candidates or grant licenses on terms that are not favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

If we fail to regain compliance with or meet all applicable Nasdaq requirements, we could be delisted from Nasdaq, which would seriously harm the liquidity of our stock and our ability to raise capital.

Our common stock is listed on the Nasdaq Capital Market. In order to maintain our listing, we must meet minimum financial and other requirements, including a minimum amount in stockholders’ equity.

On August 21, 2023, we received a notice from Nasdaq notifying us that, as of August 18, 2023, the Company was not in compliance with the minimum stockholders’ equity requirement for continued listing on The Nasdaq Capital Market, under Listing Rule 5550(b)(1), because the Company’s stockholders’ equity of $1,188,000 as reported in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2023 was below the required minimum of $2.5 million (the “Equity Requirement”), and because, as of June 30, 2023, the Company did not meet the alternative compliance standards, relating to the market value of listed securities of $35 million or net income from continuing operations of $500,000 in the most recently completed fiscal year.

In accordance with the Nasdaq Listing Rules 5810(c)(2)(C), we were provided 45 calendar days from August 21, 2023, or until October 5, 2023, to submit a plan to regain compliance with the Equity Requirement (the “Compliance Plan”). We submitted the Compliance Plan to Nasdaq on October 5, 2023. On October 31, 2023, the Company received formal notice that the Staff had granted the Company’s request for continued listing on Nasdaq pursuant to an extension, ultimately through February 19, 2024, to evidence full compliance with all applicable criteria for continued listing on The Nasdaq Capital Market, including the $2.5 million stockholders’ equity requirement set forth in Nasdaq Listing Rule 5550(b)(2).

The Company is diligently working to provide timely evidence compliance with the terms of the Staff’s decision; however, there can be no assurance that the Company will be able to do so. In the event the Company does not evidence full compliance with the Nasdaq listing criteria by February 19, 2024, the Staff must issue a delist determination, which would be stayed upon the Company’s timely request for a hearing before the Panel. The Company’s request for a hearing would stay any further action by the Staff at least pending a hearing, the subsequent issuance of a decision by the Panel, and the expiration of any additional extension the Panel may grant to the Company as a result of the hearing.

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

Anti-takeover and other provisions contained in our certificate of incorporation and bylaws, as well as provisions of Delaware law, could impair a takeover attempt and have other impacts on our corporate governance.

Our certificate of incorporation, bylaws and Delaware law contain provisions that could have the effect of rendering more difficult, delaying or preventing an acquisition deemed undesirable by our board of directors or otherwise impact our corporate governance. Our corporate governance documents include provisions:

●	authorizing “blank check” preferred stock, which could be issued by our board of directors without stockholder approval and may contain voting, liquidation, dividend, and other rights superior to our common stock;

●	limiting the liability of, and providing indemnification to, our directors and officers;

●	limiting the ability of our stockholders to call and bring business before special meetings;

●	requiring advance notice of stockholder proposals for business to be conducted at meetings of our stockholders and for nominations of candidates for election to our board of directors;

●	controlling the procedures for the conduct and scheduling of board of directors and stockholder meetings;

●	providing our board of directors with the express power to postpone previously scheduled annual meetings and to cancel previously scheduled special meetings; and
●	providing for a quorum comprised of stockholders representing one-third of the voting power of our outstanding shares of common stock to hold valid annual or special meetings of our stockholders.

These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our management. Our reduced quorum requirement could also lead to corporate governance changes resulting from stockholder required votes in which a minority of one-third of our outstanding stockholders could take actions at annual or special meetings of our stockholders that impact our company as compared to other companies in which a majority of stockholders are required for a quorum.

As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation law, which prevents some stockholders holding more than 15% of our outstanding common stock from engaging in certain business combinations without approval of the holders of substantially all of our outstanding common stock.

Any provision of our certificate of incorporation, bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock. These provisions and the impact of the reduced quorum requirement could also affect the price that some investors are willing to pay for our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds from Public Offering of Common Stock

There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on August 27, 2021, pursuant to Rule 424(b)(4). We placed the funds received into an interest-bearing money market account. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors pursuant to our Outside Director Compensation Policy, as amended.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Sixth Amended and Restated Certificate of Incorporation of RenovoRx, Inc.	8-K	001-40738	3.1	August 31, 2021
3.2	Amended and Restated Bylaws of RenovoRx, Inc.	8-K	001-40738	3.1	September 11, 2023
10.4	Outside Director Compensation Policy	Filed herewith
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (embedded within the Inline XBRL document)	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Interactive Data Files submitted as Exhibit 101)	Filed herewith

*	Indicates management contract or compensatory plan.

†	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RenovoRx, Inc.

Date: November 13, 2023	By:	/s/ Shaun R. Bagai
Shaun R. Bagai
Chief Executive Officer

Date: November 13, 2023	By:	/s/ James M. Ahlers
James M. Ahlers
Chief Financial Officer

