Form 10-K
period 2023-12-31
RenovoRx, Inc.
filed 2024-04-01
CIK 1574094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______to ______

Commission File Number: 001-40738

RENOVORX, INC.

(Exact name of registrant as specified in its charter)

Delaware	27-1448452
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4546 El Camino Real, Suite B1, Los Altos, CA 94022

(Address of principal executive offices, including zip code)

(650) 284-4433

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	RNXT	The Nasdaq Capital Market

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates on June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing price of the registrant’s common stock on such date as reported by The Nasdaq Capital Market, was approximately $15.5 million. Shares of voting stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This assumption regarding affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common stock, $0.0001 par value per share, as of March 25, 2024, was 16,865,975.

DOCUMENTS INCORPORATED BY REFERENCE

None.

RENOVORX, INC. FORM 10-K

Solely for convenience, trademarks and trade names referred to in this Report may appear without the ® or ™ symbols.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or Form 10-K (this “Report”), particularly in the sections captioned “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. All statements other than present and historical facts and conditions contained in this Report, including statements regarding our future results of operations and financial position, business strategy, plans and our objectives for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” or “would,” or the negative of these terms or other comparable terminology. Actual events or results may differ from those expressed in these forward-looking statements, and these differences may be material and adverse. Forward-looking statements include, but are not limited to, statements about:

●	the sufficiency of our existing cash, cash equivalents, and investments to fund our future operating expenses and capital expenditure requirements;

●	our estimates regarding expenses, future revenue, anticipated capital requirements to fund our future operating expenses, and our need for additional financing;

●	our financial performance;

●	our anticipated use of our existing cash, cash equivalents, and investments;

●	the ability of our clinical trials to demonstrate safety and efficacy of our product candidates, and other positive results;

●	the progress and focus of our current and future clinical trials, and the timing of reporting of data from those trials;

●	our continued reliance on third parties to conduct clinical trials of our product candidates, and for the manufacture of our product candidates;

●	the beneficial characteristics, safety, efficacy, and therapeutic effects of our product candidates;

●	our ability to advance product candidates into and successfully complete clinical trials;

●	our ability to further develop and expand our therapy platform, both to use different chemotherapeutic agents, to include new indications, or to market our catheter on a standalone basis;

●	enrollment timing and projections for our clinical trials and our expectations relating to the timing of the provision of updates on, data readouts for, and completion of our clinical trials;

●	our ability to obtain and maintain regulatory approval of our product candidates and the timing or likelihood of regulatory filings and approvals, including our expectation to seek special designations, such as orphan drug designation, for our product candidates for various diseases;

●	existing regulations and regulatory developments in the United States and other jurisdictions;

●	our plans relating to commercializing our product candidates, if approved, including the geographic areas of focus and our potential and ability to successfully commercialize our product candidates and generate revenue;

●	the implementation of our strategic plans for our business and product candidates;

●	the expected potential benefits of strategic collaborations with third parties and our ability to attract collaborators with relevant and complementary expertise;

●	our estimates of the number of patients in the United States who suffer from the diseases we target;

●	our estimates of potential market opportunities and our ability to successfully realize these opportunities;

ii

●	the success of competing therapies that are or may become available;

●	developments relating to our competitors and our industry, including competing product candidates and therapies;

●	our plans relating to the further development and manufacturing of our product candidates, including for additional indications which we may pursue;

●	our plans and ability to obtain or protect intellectual property rights, including extensions of existing patent terms where available;

●	the scope of protection we are able to establish and maintain for intellectual property rights, including our therapy platform and product candidates;

●	our ability to successfully negotiate and enter into agreements with distribution, strategic and corporate partners;

●	our potential and ability to successfully manufacture and supply our product candidates for clinical trials and for commercial use, if approved;

●	our ability to retain the continued service of our key personnel and to identify, hire, and then retain additional qualified personnel;

●	our ability to maintain compliance with the continuing listing requirements of the Nasdaq Stock Market; and

●	our expectations regarding the impact of major domestic and geopolitical events on our business.

We have based the forward-looking statements contained in this Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, prospects, business strategy and financial needs. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, assumptions and other factors described in the section titled “Risk Factors” and elsewhere in this Report. These risks are not exhaustive. Other sections of this Report include additional factors that could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Report. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame or at all.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

The forward-looking statements made in this Report relate only to events as of the date on which such statements are made. We undertake no obligation to update any forward-looking statements after the date of this Report or to conform such statements to actual results or revised expectations, except as required by law. Unless the context otherwise indicates, “RenovoRx,” the “Company,” “we,” “our,” and “us” refer to RenovoRx, Inc., a Delaware corporation. All information presented herein is based on our fiscal calendar. Unless otherwise stated, references to particular years, quarters, months or periods refer to the Company’s fiscal years ended in December and the associated quarters, months and periods of those fiscal years.

This Report contains market data and industry forecasts that were obtained from industry publications. These data and forecasts involve a number of assumptions and limitations, and you are cautioned not to give undue weight to such information. We have not independently verified any third-party information. While we believe the market position, market opportunity and market size information included in this Report is generally reliable, such information is inherently imprecise.

iii

PART I

ITEM 1. BUSINESS

Overview

We are a clinical-stage biopharmaceutical company developing proprietary targeted combination therapies for high unmet medical needs with a goal to improve therapeutic outcomes for cancer patients undergoing treatment. Our proprietary Trans-Arterial Micro-Perfusion (TAMPTM) therapy platform is designed to ensure precise therapeutic delivery to directly target the tumor while potentially minimizing a therapy’s toxicities versus systemic (intravenous (known as “IV”) therapy).

Our novel and patented approach to targeted treatment offers the potential for increased safety, tolerance, and improved efficacy. Our Phase III lead product candidate, RenovoGemTM, an oncology drug-device combination product, is being investigated under a U.S. Investigational New Drug Application (“IND”) that is regulated by the U.S. Food and Drug Application (“FDA”) 21 CFR 312 pathway. RenovoGem is currently being evaluated for the treatment of locally advanced pancreatic cancer (“LAPC”) by the Center for Drug Evaluation and Research (the drug division of FDA). We also plan to evaluate RenovoGem as a potential therapy in bile duct cancer with other potential pipeline indication opportunities to follow including non-small cell lung cancer, uterine tumors, glioblastoma, and sarcoma.

RenovoGem received FDA Orphan Drug Designation for pancreatic cancer and bile duct cancer, which provides 7 years of market exclusivity upon approval by the FDA of our New Drug Application (“NDA”) for RenovoGem Should such approval be obtained.

We have completed our RR1 Phase I/II and RR2 observational registry studies of RenovoGem, with 20 and 25 patients respectively, in LAPC. These studies demonstrated a median Overall Survival (known as “OS”) of 27.9 months in LAPC patients pre-treated with radiation followed by treatment with RenovoGem. Based on previous large randomized clinical trials, the expected survival of LAPC patients is 12 to 15 months in patients receiving only IV systemic chemotherapy or IV chemotherapy plus radiation (which are both considered standard of care). Unlike the randomized trials that established these standard of care results, our RR1 and RR2 clinical trials did not prospectively control the standard of care therapy received prior to administration of RenovoGem. Based on an FDA safety review of our Phase I/II study, FDA allowed us to proceed to evaluate RenovoGem within our Phase III registrational clinical trial, which is ongoing as described below.

Our Phase III registrational trial of RenovoGem for the treatment of LAPC is called TIGeR-PaC. This clinical trial is an ongoing randomized multi-center study using TAMP to evaluate RenovoGem. The study is evaluating trans-arterial delivery, a form of intra-arterial (“IA”) administration, of an FDA-approved chemotherapy, gemcitabine, to treat LAPC following stereotactic body radiation therapy (“SBRT”). The study is comparing treatment of an FDA-approved cancer drug, gemcitabine, with TAMP versus systemic IV administration of gemcitabine and nab-paclitaxel.

Our protocol for TIGeR-PaC involves systemic chemotherapy and only SBRT during the induction phase of the study (prior to randomization). Patients receiving SBRT during the induction phase are required to complete 5 treatments, over 5 consecutive days, and do not receive oral chemotherapy vs. previously utilized intensity-modulated radiation therapy (IMRT) where patients must complete 25 radiation treatments in combination with oral chemotherapy during the induction phase of the study, which takes between 35 and 56 days to complete. In December 2021, we amended our protocol and statistical analysis plan for TIGeR-PaC (the “Modified SAP”) to (i) analyze only patients receiving SBRT during the induction phase, (ii) include a second interim analysis, (iii) change the total number of patients randomized in the study to 114 with a total of 86 deaths from SBRT patients, and (iv) repower the study from 90% to 80%, which is commonly used in clinical trials. We believe this design will shorten the timeframe needed to complete the study and also significantly decrease our costs. We have not discussed the protocol amendment or the Modified SAP with the FDA, and we cannot provide any assurance that the FDA will agree with these modifications, but these modifications have been submitted to the FDA.

The first interim analysis in the TIGeR-PaC study at the 26th event of the specified events (deaths), was completed in March 2023, with the Data Monitoring Committee recommending a continuation of the study. The TIGeR-PaC study’s primary endpoint is a 6-month OS benefit with secondary endpoints including reduced side effects versus standard of care. The data was first presented at the 2023 American Association for Cancer Research Annual Meeting in April 2023 and then as a Late Breaker Oral Presentation with additional secondary endpoint data at the 2023 European Society of Medical Oncology World Congress on Gastrointestinal Cancer in June 2023. The second interim analysis for this study will be triggered by the 52nd event (death of patient), which is estimated to occur in late 2024. The second interim data read out would follow thereafter, with the timing for such read out depending on customary factors such as time needed for analysis.

Our TAMP therapy platform is focused on optimizing drug concentration in solid tumors using approved small molecule chemotherapeutics. Our platform enables physicians to isolate segments of the vascular anatomy closest to tumors and force chemotherapy across the blood vessel wall to bathe these difficult-to-reach solid tumors in chemotherapy. Specifically, our patented approach allows physicians to combine, on the one hand, pre-treatment of the local blood vessels and tissue with standard-of-care radiation therapy to decrease chemotherapy washout and, on the other hand, local delivery via our patented RenovoCath delivery system which utilizes pressure to force small molecule chemotherapy into the tumor tissue. We believe there are many advantages to our TAMP therapy platform, including:

●	Application of Approved Small Molecule Chemotherapeutic Agents: To date have used approved small molecule chemotherapeutic agents, such as gemcitabine, with well-known safety and efficacy profiles.

●	Targeted Approach: In a preclinical study using our therapy platform, we demonstrated up to 100 times higher local drug concentration compared to systemic chemotherapy. We believe our TAMP therapy platform allows for a targeted approach that can decrease systemic exposure and improve patient outcomes.

●	Delivery Method Independent of Tumor Vascularity: Our therapy platform is designed to deliver therapy to solid tumors resistant to systemic therapy due to lack of tumor feeder blood vessels. If approved, our product candidates have the potential to treat tumors that are not directly supported by blood vessels.

●	Broad Application for Solid Tumor Indications: Our therapy platform is not restricted to a single small molecule chemotherapeutic agent or solid tumor type. As such, it may be utilized for delivery of other agents and applied for use in additional solid tumor indications, including in solid tumors without identifiable tumor feeder blood vessels.

In further validation of our TAMP platform, in July 2023, we announced a collaboration with Imugene (ASX: IMU) to explore expansion of our TAMP product pipeline with Imugene’s CF33 oncolytic virus therapy for the treatment of difficult-to-access tumors. We are constantly in discussions regarding similar collaborations and potentially out-licenses of RenovoGem as we gear up for the RenovoGem NDA filing (assuming we meet our study endpoints) and commercialization of RenovoGem (if approved by FDA) as well as other potential collaborations with our TAMP platform.

P=0.0517 (n=45)
Treatment
Control
Surviving
1.0
0.8
0.6
0.4
0.2
0
0
10
20
30
OS (Mos)

Figure 1: Graph showing first interim analysis in the TIGeR-PaC study

Research and Development Pipeline

Our portfolio of cancer therapies is based on our lead product candidate, RenovoGem (gemcitabine delivered via our patented delivery system), regulated by the FDA as a novel oncology drug product. RenovoGem utilizes pressure-mediated delivery of gemcitabine across the arterial wall to bathe tumor tissue in chemotherapy.

Funding permitting, we plan on further evaluating RenovoGem in other cancer indications. Our current pipeline is summarized below:

Figure 2: RenovoGem Clinical Pipeline detailing our potential portfolio of cancer therapies based on our TAMP therapy platform.

Gemcitabine has been considered a standard of care drug for several solid tumors, and the drug’s anti-cancer tumor effects are well profiled. Our TAMP platform therapy utilizes pressure mediated delivery of gemcitabine across the arterial wall to bathe the pancreatic tumor tissue in 120 mL of saline with 1,000 mg/m2 of the drug over a 20-minute delivery period (delivering 1,500-2,000 mg of drug depending upon patient body surface area). Our delivery system, RenovoCath, is a double balloon catheter designed with the capability to isolate sections of the blood vessel through the adjustment of the distance between the balloons, thereby excluding any branching blood vessel offshoots in order to create the pressure head needed to push drug across the blood vessel wall.

We intend to explore applications of our TAMP platform in additional indications, including bile duct cancer, locally advanced lung cancer, locally advanced uterine cancer, and glioblastoma. We have completed and presented data on a lung cancer application in preclinical studies, and additional preclinical experiments in lung cancer may be conducted.

We are using gemcitabine in our initial anti-cancer product candidate, RenovoGem. However, multiple small molecule therapeutics are compatible with our TAMP platform. We intend to opportunistically develop additional anti-cancer product candidates using small molecule therapeutics in combination with our therapy platform.

While the field of oncology has seen progress in treating a handful of deadly cancers over the last few decades, there is a common objective in chemotherapy: enhanced dosing of the drug to impact the tumor while minimizing systemic toxicity. The characteristics of the blood vessels, within and surrounding the tumor, can limit or thwart the achievement of this goal. For example, LAPC and bile duct cancer, known as extrahepatic (or outside the liver) cholangiocarcinoma (“eCCA”) are more difficult to treat due to the lack of blood vessels that feed these tumors, making it difficult to expose tumors to chemotherapy, which is typically delivered intravenously. Trans-arterial chemoembolization (“TACE”) is an established first line therapy for solid tumors. A key component of this approach is to identify and isolate vessels feeding the tumor, known as tumor feeder blood vessels. However, in patients with pancreatic cancer, no tumor feeder blood vessels are visible despite attempts to image them using a variety of modalities. In the absence of visible tumor feeder blood vessels, our therapy platform has the potential to introduce drugs directly across the arterial wall into the surrounding tissue via pressurized diffusion.

RenovoGem in Locally Advanced Pancreatic Cancer (LAPC)

Our protocol for the TIGeR-PaC clinical trial involves systemic chemotherapy and only SBRT during the induction phase of the study (prior to randomization). Patients receiving SBRT during the induction phase are required to complete 5 treatments, over 5 consecutive days, and do not receive oral chemotherapy vs. previously utilized intensity-modulated radiation therapy (“IMRT”) where patients must complete 25 radiation treatments in combination with oral chemotherapy during the induction phase of the study, which takes between 35 and 56 days to complete. In December 2021, we amended the protocol as follows: we plan to (i) analyze only patients receiving SBRT during the induction phase, (ii) include a second interim analysis, (iii) change the total number of patients randomized in the study to 114 with a total of 86 deaths from SBRT patients, and (iv) repower the study from 90% to 80%, which is commonly used in clinical trials. We believe this design will shorten the timeframe needed to complete the study and also significantly decrease our costs. We have not discussed the protocol amendment or the Modified SAP with the FDA, and we cannot provide any assurance that the FDA will agree with these modifications, but these modifications have been submitted to the FDA.

The first interim analysis in the TIGeR-PaC study at the 26th event of the specified events (deaths), was completed in March 2023, with the Data Monitoring Committee recommending a continuation of the study. The TIGeR-PaC study’s primary endpoint is a 6-month OS benefit with secondary endpoints including reduced side effects versus standard of care. The data was first presented at the 2023 American Association for Cancer Research Annual Meeting in April 2023 and then as a Late Breaker Oral Presentation with additional secondary endpoint data at the 2023 European Society of Medical Oncology World Congress on Gastrointestinal Cancer in June 2023. The second interim analysis for this study is expected to occur at the 52nd event which is estimated to occur in late 2024.

RenovoGem in eCCA and Other Potential Clinical Indications

Funding permitting, we also plan to evaluate RenovoGem as a potential therapy in bile duct cancer with other potential pipeline indication opportunities to follow including non-small cell lung cancer, uterine tumors, glioblastoma, and sarcoma.

After significant input from key opinion leaders across the spectrum of relevant medical specialties and feedback from the FDA, we submitted the protocol for a Phase II/III eCCA clinical trial to FDA, and after receiving feedback, we are finalizing the protocol and also including incorporating a recently approved drug, durvalumab into the study protocol with guidance from the Steering Committee. We anticipate launching this study mid-2024. We have also secured FDA Orphan Drug Designation for RenovoGem for the treatment of cholangiocarcinoma, which would provide us with seven years of orphan exclusivity to market RenovoGem for our eCCA indication upon NDA approval, provided that we are the first sponsor to obtain FDA approval for IA gemcitabine for the eCCA indication.

Our Team

Our management team, Board of Directors, and Scientific Advisors provide us with expertise across multiple sectors to drive success through clinical development and subsequent commercialization of our novel therapy platform. Our Chief Executive Officer, Shaun Bagai, gained extensive experience running clinical trials and launching, creating, and developing new markets for novel therapies at TransVascular, Medtronic, Ardian, and HeartFlow. Dr. Ramtin Agah, our Co-Founder and Chief Medical Officer, is a practicing cardiovascular specialist who has 20 years of research experience in vascular biology and disease in both academia and industry. Leesa Gentry, our Chief Clinical Officer, with 29 years of experience focused on improving clinical research programs in Contract Research Organization (CRO), pharmaceutical, and biotech industries. Past employers include IQVIA (Quintiles), PPD, OmnicareCR and Otsuka. Prior to RenovoRx, she was Senior Vice President (SVP) of Clinical Operations at Evotec. Our Board of Directors includes a wide range of public and private company management, board and life sciences experience, including drug/device combination and oncology experience. Clinical advisors include experts across many specialties who treat solid tumors. Dr. Margaret Tempero is Professor of Medicine, Division of Hematology and Oncology, at UCSF. She also serves as Chair of the NCCN Guidelines Panel on Pancreatic Cancer (since 2000), editor-in-chief of JNCCN, and on the ASCO Conquer Cancer Foundation Board. Previously, Dr. Tempero has served on the ASCO Board of Directors, as ASCO President, and as a member of FDA’s Oncology Drug Advisory Committee. Dr. Michel Ducreux is the Head of the Gastrointestinal Oncology Unit and Gastrointestinal Oncology Tumor Board at Gustave Roussy, Professor of Oncology at Paris-Saclay University in France, and Vice-Chair of ESMO GI. Dr. Michael Pishvaian, a medical oncologist, has extensive experience running oncology studies and is an Associate Professor, and Director of the Gastrointestinal, Developmental Therapeutics, and Clinical Research Programs at the NCR Kimmel Cancer Center at Sibley Memorial Hospital Johns Hopkins University School of Medicine. Dr. Pishvaian is the Principal Investigator / Global Study Chair of our TIGeR-PaC Phase III study. Dr. Karyn Goodman serves as the Radiation Monitor for our TIGeR-PaC Phase III study and Professor and Vice Chair of Clinical Research, Department of Radiation Oncology at the Icahn School of Medicine at Mount Sinai, and Associate Director of Clinical Research at the Tisch Cancer Institute at Mount Sinai.

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

IV, also known as systemic, chemotherapy (gemcitabine and nab-paclitaxel), which has a seven-week survival benefit over IV gemcitabine alone, is considered standard of care for most solid tumors, but limitations include less than acceptable efficacy, systemic toxicities, and other side effects.

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

Our Platform: TAMP

TAMP may work best with avascular tumors

Certain tumor types are sufficiently vascularized (i.e., tumors with blood vessels associated with them) to enable use of systemic chemotherapy and standard of care local therapy techniques. In Figure 3 below, for example, the panel on the left depicts visualization of an actual tumor, hepatocellular carcinoma (“HCC”), or primary liver cancer, under x-ray angiography as dye injected through the arteries reaches the tumor itself. Further, visible tumor feeder blood vessels can be reached by simple end-hole catheters to deliver targeted therapy to these liver tumors. In contrast, the panel on the right illustrates the typical lack of tumor feeder blood vessels to a pancreatic tumor. Given the lack of tumor feeder blood vessels, the dye does not reach the tumor, rendering the tumor “invisible” under x-ray angiography.

Figure 3: Showing liver tumors that are highly vascularized, and pancreatic tumors that are avascular.

TAMP has been under development for over 14 years

In 2009, our founder Dr. Ramtin Agah, an experienced interventional cardiologist with a degree in biomedical engineering, developed the concept for TAMP as a way to deliver chemotherapy locally to treat poorly vascularized tumors. He joined forces with Kamran Najmabadi, who brought significant medical device engineering experience, to found RenovoRx in 2009. Subsequently, we engaged a contract manufacturer to prototype and manufacture our RenovoCath delivery devices. We received our first FDA 510(k) clearance for RenovoCath in 2014, a second clearance to use the RenovoCath for infusion of chemotherapy agents in 2017, a further clearance to use RenovoCath with a power-injector in 2019, and a fourth clearance in 2021 to expand vessel diameter range to 3-11mm, implement certain changes in the Instructions for Use, change the recommended saline to contrast solution ratio, among other changes and improvements. RenovoCath is intended for the isolation of blood flow and delivery of fluids, including diagnostic and/or therapeutic agents, to selected sites in the peripheral vascular system. RenovoCath is also indicated for temporary vessel occlusion in applications including arteriography, preoperative occlusion, and chemotherapeutic drug infusion. RenovoCath is intended for general intravascular use in the peripheral vasculature in arteries 3 mm and larger as well as for use in arteries from 3 mm in diameter for vessel entry and to occlude vessels ranging between 3 mm to 11 mm in diameter. We are evaluating our lead product candidate RenovoGem under an IND filed in 2018. FDA has determined that RenovoGem will be regulated as, and if approved we expect will be reimbursed as, a new oncology drug product.

How it works: we developed TAMP as an attempt to solve the problems of treating avascular tumors

To overcome the limitations resulting from a lack of tumor feeder blood vessels, we explored a different approach to locally deliver anti-cancer drugs. By isolating a section of the blood vessel and then increasing the intravascular pressure in the isolated segment, we can introduce chemotherapy directly across the arterial wall into the surrounding tissue via pressurized diffusion, which we call Trans-Arterial Micro-Perfusion (for the acronym TAMP). To isolate the vessel and create this pressure gradient, we developed RenovoCath, a patented adjustable double balloon catheter to occlude the proximal and distal part of the vessel. Using the TAMP technique in explanted (dissected out of the animal and used separately in a saline water bath) pig aorta and iliac arteries (peripheral arteries that carry blood to the legs, reproductive organs and pelvis), we were able to validate our hypothesis by demonstrating >99% gemcitabine pressurized diffusion across the arterial wall in the absence of feeder vessels. This mechanism of action was further supported by exploratory acute animal studies measuring the pressure gradient within the artery during double balloon occlusion. Figure 4 demonstrates the change in IA pressure over time from catheter introduction to balloon inflation, start of infusion, and pressure plateau when chemotherapy is forced out of vessel. These changes in pressure are a result of pressure declining as the first balloon blocks blood inflow and then rising as the drug is administered and fills up the space between the balloons.

Figure 4: Occluding the vessel with RenovoCath, while adjusting the balloon-to-balloon distance to exclude all blood vessel branches, established an intravascular interstitial pressure in the isolated blood vessel segment of approximately 20 mmHg. With subsequent infusion of fluids between the balloons at 6 mls/minute, the intravascular pressure increases to above 45 mmHg, trans-arterially forcing the small molecule drug across the arterial wall via diffusion (this patented process of perfusing the vessel wall is Trans Arterial Micro Perfusion or TAMP).

Our TAMP platform therapy utilizes pressure mediated delivery of gemcitabine across the arterial wall to bathe the pancreatic tumor tissue in 120 mL of saline with 1,000 mg/m2 of drug over a 20-minute delivery period (delivering 1,500 - 2,000 mg of drug depending upon patient body surface area. This blanketing approach of large fluid volume delivery over time may enable the drug to approach these difficult-to-reach tumors.

We believe some of the key advantages of TAMP include:

●	It is ideal for solid tumors where resection is not possible due to proximity/impingement of tumor on blood vessels, nerves, or other key structures

●	No need for identifying tumor feeder blood vessels to deliver the drug. These generally do not exist in avascular or hypovascular tumors such as LAPC and eCCA

●	In solid tumors without identifiable feeder vessels, TAMP is technically easier than direct cannulation of small tumor feeder blood vessels

●	High local concentration of drug into the tumor tissue

●	Potential for decreased systemic exposure of drug due to local metabolism prior to systemic exposure

Developing a therapeutic platform using an adjustable two-balloon catheter and IA gemcitabine

By isolating the vessel adjacent to the tumor and creating a pressure gradient across the arterial wall between the isolated vessel segment and the surrounding tissue or tumor, we are able to force the small molecule chemotherapy across the vessel directly into surrounding tissue or tumor. To accomplish this, we needed a minimally invasive technique to isolate the blood vessel next to the tumor, exclude any branches that can cause washout of chemotherapy away from the target, and then infuse the chemotherapy into the isolated segment to achieve pressure mediated diffusion through the vessel wall and into the tumor tissue. We accomplished this with our patented RenovoCath delivery system. RenovoCath is a double balloon catheter designed with the capability to isolate the proximal and distal sections of the vessel through the adjustment of the distance between the balloons, thereby excluding any branching blood vessel offshoots. Using standard interventional techniques, an interventional radiologist inserts the RenovoCath delivery system into the body through the femoral artery and positions it in the artery closest to the tumor. Once the balloons are inflated and the position is confirmed, chemotherapy is delivered through the handle, exiting the device between the balloons. It is forced through the vessel wall into the tissue over a 20-minute period. The RenovoCath delivery system is depicted below in Figure 5.

Figure 5: RenovoCath delivery system illustrating two balloon configuration to isolate the target vessel segment, and chemotherapy delivery port and exit hole.

After the procedure is complete, RenovoCath is discarded, and the patient is generally discharged the same day. On average, the entire procedure takes approximately 90 minutes. According to the TIGeR-PaC study protocol, IA treatment is administered through RenovoCath every other week for a maximum of 8 treatments for approximately 16 weeks. Interventional radiologists using the device are typically proctored for their first 2-3 cases only. In addition, platform training for our primary indication should transfer to other indications.

RenovoGem for LAPC

Disease Overview

Pancreatic cancer is one of the deadliest cancers in the U.S. with very poor outcomes. According to American Cancer Society’s Cancer Facts & Figures 2023, pancreatic cancer has a 5-year combined overall survival rate of 12% (Stages I-IV) and is on track to be the second leading cause of cancer-related deaths before 2030. LAPC is diagnosed when the disease has not spread far beyond pancreas, however, has advanced to the point where it cannot be surgically removed. LAPC is typically associated with patients in stage 3 of the disease as determined by the TNM (tumor, nodes and metastasis) grading system.

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

Chemotherapy is at the forefront of systemic therapy for cancer. It can be used in the neoadjuvant (before surgery) setting to attempt to decrease tumor size in resectable or borderline resectable patients, in the adjuvant (after surgery) setting, or first line in the metastatic/advanced setting. The backbone of our first product candidate, gemcitabine, is a nucleoside metabolic inhibitor that exhibits antitumor activity by blocking the synthesis of new DNA, which results in cell death. Gemcitabine administered as an IV infusion has an established role in the treatment of both unresectable LAPC and metastatic pancreatic cancer. Since its introduction in the US as Gemzar® (gemcitabine for injection) in 1996 with an FDA approved indication as such, it remains in the guidelines as standard of care. It has been demonstrated to provide clinical benefit for subjects (decreased pain and improved performance status) as well as to improve the time to tumor progression and survival for subjects with metastatic pancreatic cancer and LAPC. However, major improvement in the survival curve of all pancreatic cancer subjects has been a clinical challenge, with an average median survival time for LAPC stalled at 12-15 months from time of diagnosis.

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

Our Solution

We believe that our product candidate, RenovoGem, has the potential to address the recognized unmet medical need. Utilizing our patented TAMP therapy platform, we believe RenovoGem can enhance local drug concentration, thereby increasing efficacy and decreasing systemic exposure and toxicity to improve patient outcomes. RenovoGem is a drug/device combination product candidate consisting of IA gemcitabine and our proprietary RenovoCath delivery system which forces the anti-cancer drug into the tumor. RenovoGem is regulated by the FDA as a new oncology drug product. While we may explore commercial opportunities to sell RenovoCath as a standalone catheter, our main focus currently is to sell RenovoCath in combination with IA gemcitabine (as RenovoGem) or potentially with other therapeutic agents.

Based on primary market research and analysis of the U.S. market sponsored by us and conducted by third parties, we believe that over 5,000 patients per year would be excellent candidates and undergo RenovoGem treatment if and once it is approved in the U.S. The independent oncologists interviewed stated their dissatisfaction with current standard of care and the strong desire for a therapy like ours to extend potential survival while maintaining quality of life. Further, the analysis suggests, based on analogous oncology drugs with only a modest efficacy benefit, a novel drug can expect 50-80%+ penetration in a first line setting. The results of the Key Opinion Leader, or KOL interviews revealed that a majority of oncologists would refer 90%+ of their LAPC patients who are eligible for the procedure for TAMP if the current Phase III trial demonstrates at least a 4-month survival benefit over systemic chemotherapy. As of March 8, 2023, we announced interim analysis results of the study suggesting a 6-month potential improvement in median overall survival with RenovoGem, pending ongoing clinical investigation. We believe this first-of-two interim analyses indicates that the TIGeR-PaC study is on track to demonstrate increased lifespan for patients being treated with RenovoGem for LAPC.

Figure 6: We invented a new therapy platform, TAMP, that uses pressure to force small molecule chemotherapeutics across the vessel wall into the surrounding tissue using our patented RenovoCath delivery system. Our first product candidate, RenovoGem, is a drug/device combination of IA gemcitabine and the RenovoCath delivery system, and is under development for LAPC and eCCA. We have secured Orphan Drug Designations for RenovoGem for the treatment of both pancreatic cancer and cholangiocarcinoma.

Clinical Development of RenovoGem in LAPC

Preclinical Studies and Data

Once RenovoCath is introduced via standard interventional technique to the arterial vessel segment next to the targeted tissue, both balloons are inflated, and the vessel segment is isolated from the rest of the circulatory system. With inflation of balloons, the pressure is observed to drop within the vessel. However, with infusion of fluids between the balloons, the intravascular pressure increases beyond 45 mmHg until plateauing, generating a gradient and trans-arterially forcing the infusate across the arterial wall via diffusion or Trans-Arterial Micro-Perfusion (i.e., TAMP). A key aspect of this approach is to adjust the distance between the balloons to exclude any side blood vessel branches in the isolated segment to allow the increase in pressure gradient, rather than drug washout via the side branches. Figure 7 shows a comparison, in an animal study, between proper balloon positioning with no side branches, allowing maximum drug to cross the arterial wall, versus improper balloon positioning to include side branches, resulting in drug washing out via the side branches.

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

With diffusion of fluids across the arterial wall in TAMP, we expected to be able to deliver small molecules into the surrounding tissue. We performed the following studies to validate this hypothesis:

1)	In a preclinical study, 99% of the gemcitabine crossed the arterial wall via TAMP.

In explanted (dissected out of the animal and used separately in a saline water bath) pig iliac and aortic artery, with the introduction of RenovoCath and infusion of gemcitabine in the isolated vessel segment, we were able to measure (in a time dependent fashion) the amount of gemcitabine crossing the arterial wall into the surrounding fluid. We isolated the arterial vessel segment using RenovoCath and then delivered 60 mg/minute of gemcitabine into the isolated area over 20 minutes. By the end of the infusion, we measured 1,188 mg of gemcitabine in the surrounding fluid around the vessel and 9 mg in the analyzed tissue of the vessel. This demonstrated that 99% of the drug crosses the arterial wall and only 0.75% is retained in the arterial tissue (Figure 8).

Figure 8: TAMP: delivery of chemotherapy through the RenovoCath and into the tissue to bathe the tumor in chemotherapy. In a preclinical study using gemcitabine, 99% of the drug crosses the arterial wall and less than 0.75% is retained in the vessel wall tissue.

2)	Infusion of gemcitabine via TAMP has demonstrated vascular safety with acceptable toxicity in a pig model and does not cause loss of vessel integrity or inflammation.

Six pigs were treated with gemcitabine via TAMP (6 mL/min for 20 minutes). Target vessels included selection of the superficial femoral artery (SFA) and splenic arteries from each animal (either test or saline control). A total of 6 vessels (3 SFA and 3 splenic arteries) were treated with an equal number of control vessels. All animals survived the 7-day in-life period although two of the animals with gemcitabine treatment in the splenic artery experienced atypical pain during the post-operative phase and required additional pain management with eventual complete recovery.

Analysis of the vessels demonstrated preserved vessel shape with intact endothelial cells (cells on the inside of the vessels). Minimal to no inflammation was observed. The only vessel toxicity observed was a reduction of smooth muscles cells in the vessel wall, primarily close to the inside of the vessel.

3)	In preclinical studies, TAMP achieved targeted local drug (dye) delivery.

I. Targeted small molecule delivery (dye) into pancreatic tissue

We further validated our approach for tissue drug delivery using acute animal experiments. Using both dye and gemcitabine infusion via the TAMP therapy, we were able to demonstrate that fully isolating a segment of a vessel (by blocking inflow and outflow in the target vessel as well as side branches with the RenovoCath double balloons) can lead to dye penetration greater than 4.0 cm from the vessel wall and drug tissue concentration (gemcitabine) up to 100-fold greater than systemic administration.

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

II. Small molecule delivery (dye and gemcitabine) locally into lung tissue

In another set of acute animal experiments, the pulmonary artery was isolated via access through the internal jugular vein. Six ml of methylene blue dye was injected over 1 min and gemcitabine was subsequently delivered locally at rate of 6 mls/minute for 20 minutes to the lung tissue using the TAMP procedure.

Dense dye staining localized to the area of the isolated vessel segment was observed. Again, analysis established penetration into surrounding tissue (4 cm). Furthermore, TAMP achieved greater than 100-fold tissue concentration of gemcitabine versus the tissue level achieved by IV (systemic) delivery of gemcitabine at the same infusion rate.

Figure 10: Dense dye staining localized to the area of the isolated pulmonary artery segment and penetrating 4 cm into surrounding tissue following 1 minute dye infusion. In addition, gemcitabine was delivered via TAMP for 20 minutes demonstrating 100-fold increase in tissue concentration of gemcitabine compared to IV delivery of gemcitabine at the same infusion rate.

We concluded that TAMP can achieve drug penetration into the surrounding tissue and can achieve high dose concentrations in local tissue. The tissue concentration with IV and/or distant from TAMP site (likely after recirculation through systemic system) were two orders of magnitude lower than tissue levels achieved with TAMP (p<0.02).

Tissue Concentration Gem. (ng/g)

10^7
10^6
10^5
10^4
10^3
10^2
10^1
10^0
Control
TAMP

Figure 11: Local tissue concentration of gemcitabine. control (Blue): Intravenous infusion versus TAMP (Orange): TAMP: IA infusion. The tissue concentration with intravenous infusion and/or distant from TAMP site (likely after recirculation through systemic system) are 100-fold lower than tissue levels achieved with TAMP.

This animal lung study successfully validated the ability of RenovoCath to deliver small molecules locally and effectively to lung tissue.

III. Based on the results of preclinical studies, increase in local tissue delivery of gemcitabine in LAPC may enhance tumor reduction and therapeutic response

In relevant mouse models of pancreatic tumors, it has been demonstrated that targeted IA infusion of gemcitabine into the pancreas after surgical isolation of arterial blood flow has a superior therapeutic effect with greater reduction in tumor volume compared to the same concentration administered by conventional IV injection. To achieve a comparable reduction in tumor growth as seen with IA treatment, gemcitabine had to be given intravenously at over 300 times the dose which was associated with increased toxicity.

TAMP and Radiation

Traditionally the goal of radiation includes debulking the tumor and/or acting as a chemo-sensitizer. In our RR1 dose escalation safety study and RR2 observational registry study, the benefit of TAMP appeared to be enhanced in patients with prior radiation. As we were observing this effect months after radiation and although several randomized studies have not demonstrated a benefit of chemotherapy plus radiation versus chemotherapy alone, we hypothesized that a direct effect of radiation on the vasculature may be enhancing the effect of TAMP. One of the side effects of radiation is a decrease in the micro-vasculature in the irradiated tissue including the small blood vessels that exist in the vessel walls themselves. Therefore, we postulated that by eliminating microvasculature in and around the vessel wall, radiation may enhance drug penetration into the tissue via TAMP (Figure 12). As such, a possible enhancing effect of radiation on TAMP may involve decreasing washout of the drug as it crosses the arterial wall by preventing draining into the surrounding microvasculature.

We completed a pig study where we observed the impact of TAMP in recruiting the vasa vasorum (small blood vessels within the larger blood vessel walls) around the vessel during drug/dye infusion. It was discovered that the dye drained into the vasa vasorum and other small vessels in the adjacent tissue (Figure 12); as these vessels can directly connect to the adjacent venous system, the microvascular networks can serve as an “escape route” for drugs. Ultimately this direct washout can reduce the amount of drug concentration in the tissue. Radiation pretreatment may enhance the impact of TAMP by attenuating this escape route.

Figure 12: Mechanism of TAMP and radiation reduces venous outflow by decreasing the microvasculature networks that could act as an “escape route” for the drugs. The photo on the left illustrates this effect in a dye infusion study in the porcine animal model. The panel on the right demonstrates venous chemotherapy washout without radiation versus less venous escape routes for chemotherapy following radiation.

We further advanced this theory by conducting a pig study to directly test whether radiation can enhance tissue uptake by TAMP. In a single-animal study, we examined the use of SBRT pre-treatment on one leg followed by TAMP versus TAMP without prior radiation therapy on the opposite leg. The leg of the animal that was pre-treated with radiation demonstrated more pronounced tissue staining with methylene blue dye and increased gemcitabine concentration via punch biopsy. Based on these findings, we believe that the benefit of prior radiation on clinical outcomes with TAMP may be improved by the effect of radiation on microvasculature between the vessel wall and the tumor.

Figure 13: To demonstrate the effect of radiation pre-treatment, we delivered radiation therapy to the left leg of a pig. After waiting one month for the therapy to fully affect the vasculature, we performed TAMP on the left and right leg arteries with blue dye and gemcitabine. Dissection revealed better dye penetration into the tissue on the left (irradiated) leg, and punch biopsy demonstrated higher gemcitabine concentration in the left leg.

We have demonstrated that the TAMP therapy allows targeted small molecule drug delivery into the tissue surrounding the vessel wall, without need to identify tumor feeder blood vessels. The mechanism of action is the exclusion of distal (downstream) and side branch vessels in the isolated segment and creating a pressure gradient by infusing the drug over time. The pressure gradient results in a diffusion-mediated delivery of drug into the surrounding tissue. With the use of gemcitabine, the procedure appears safe in terms of local toxicity in the vasculature. Using this approach, we can achieve increased drug delivery into the surrounding tissue in the range of 4 cm-tissue penetration as well as concentration orders of magnitude larger than what can be achieved with IV infusion. Lastly, TAMP appears to be enhanced by prior radiation of tissue, possibly by decreasing the microvasculature and subsequent potential chemotherapy washout.

LAPC Clinical Development

TAMP has been studied in a Phase I/II dose-ranging study of 20 subjects with LAPC (RR1) and in an observational study that enrolled 25 additional subjects with pancreatic cancer (RR2); two subjects from the RR1 safety study continued to receive treatment in the RR2 observational registry study. We subsequently launched a Phase III registration trial (TIGeR-PaC). On March 8, 2023, we announced interim analysis results of the study suggesting a 6-month potential improvement in median overall survival with RenovoGem, pending ongoing clinical investigation. We believe this first-of-two interim analyses indicates that the TIGeR-PaC study is on track to demonstrate increased lifespan for patients being treated with RenovoGem for LAPC. Final analysis will be conducted after 86 protocol-specified events have occurred in the SBRT population with two planned interim analyses: this first analysis with 30% of the specified events (deaths) reported and the second analysis when 60% of the events have been reported (expected in 2024).

Phase I/II Dose-Ranging Study: RR1

Study Design

A Phase I/II safety study of our TAMP therapy has been completed in subjects with LAPC (Phase I/II RenovoCath/Gem RR1). This multicenter, prospective, open label, interventional, nonrandomized, intra-subject dose escalation study evaluated IA gemcitabine delivered locally to the pancreas using RenovoCath in 20 subjects with LAPC. The primary objectives of the study were (1) to establish the maximum tolerated dose (“MTD”) and (2) to study the safety and tolerability of IA gemcitabine administered by RenovoCath at doses ranging from 250 mg/m2 to 1000 mg/m2. Secondary endpoints included overall survival, CA 19-9 marker change, change in tumor size based on RECIST 1.1 (Response Evaluation Criteria in Solid Tumors) criteria, and pain scores and narcotic use. Adverse events were collected from the first IA gemcitabine infusion until 3 months following the final IA gemcitabine infusion. Subjects were followed for survival.

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

Serious adverse events were reported in 9 subjects during the study. Overall survival (including deaths that occurred following disease progression) was followed in all study subjects. The number of subjects with serious adverse events is shown in the table below.

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

Subjects Who Received More IA Treatment Cycles Survived Longer

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

Subjects Who Had Prior Radiation Exposure Survived Longer Than Those Who Did Not

As shown below in Figure 16, fifteen subjects received more than 1 cycle of IA gemcitabine treatment. The red line represents subjects without any prior treatment or received prior chemotherapy only (n=10; median OS=13.6 months). The dark green line depicts subjects who received prior chemoradiation (n=5; median OS=28.2 months). P < 0.05 for survival between the two subsets. Survival appeared to be longer in subjects who had prior chemoradiation.

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

Observational Registry Study RR2

We launched the RR2 observational registry study in January 2016 to further explore the clinical utility of the TAMP procedure. The key inclusion criteria were patients with locally advanced or borderline resectable pancreatic adenocarcinoma confirmed by histology or cytology. This was an observational patient registry study with endpoints of safety and survival following IA gemcitabine treatment with RenovoCath. The study was conducted at 7 sites in the US and subsequently closed on August 2019 except for one US site (that did not participate in the Phase III study). This last site in the study was officially closed in September 2020. Over the 3 years that the trial was open, we enrolled 25 subjects with LAPC. Two of those subjects had participated in our Phase I/II RenovoCath/Gem RR1 trial: each received 8 IA gemcitabine infusions prior to enrollment in the RR2 study. A summary of data updated through January 2021 is presented below.

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

Two subjects were continuations from the previous Phase I/II RenovoCath/Gem RR1 study, and as a result, received more than eight treatments (total in both studies). The treatment received summary is shown in the table below:

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

RR1 and RR2 Conclusions

Patients with LAPC treated with TAMP showed efficacy signals:

●	Survival of patients with LAPC following TAMP was similar to that observed in the previous Phase I/II RenovoCath/Gem RR1 study.

●	Patients with biliary stents or drains who received TAMP who received prophylactic peri-procedure antibiotics experienced no episodes of sepsis.

●	LAPC patients who received prior radiation and chemotherapy had longer survival than those without prior radiotherapy.

●	In the RR2 observational registry study, treatment via the Superior Mesenteric Artery (SMA) showed the greatest survival benefit. It is believed that this is a result of the high contact area between the SMA and the tumor tissue.

●	The registry study (RR2) results combined with the Phase I dose escalation study (RR1) further validates prior radiation and treatment location as predictors of overall survival (in combination, RR1 and RR2 data were statistically significant for these two variables).

Based on the FDA’s safety review of our Phase I/II study and clinical outcome, the FDA allowed us to proceed to evaluate RenovoGem within our Phase III registrational clinical trial.

TIGeR-PaC Phase III Trial (RR3)

With completion of RR1 and RR2, we obtained FDA approval for Phase III IND study in February 2018 comparing TAMP with IA gemcitabine to standard of care. In the FDA pre-IND meeting, the FDA confirmed the study design and endpoints and indicated that this Phase III study should result in New Drug Application approval if successful. In April 2018, we obtained Orphan Drug Designation for the use of RenovoGem in patients with pancreatic cancer. Depending on the progress of the trial and the potential observed benefit of RenovoGem, we will evaluate submitting a request to the FDA for Breakthrough Therapy Designation.

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

The study design is as follows: all patients receive a four-month induction phase of IV chemotherapy and radiation prior to randomizing to 4 cycles (8 treatments) of TAMP or 4 cycles of continuation of IV chemotherapy. In December 2021, we amended the protocol for our Phase III clinical trial to only allow for SBRT radiation during the induction phase of the study. We had previously permitted both SBRT and IMRT. Patients receiving IMRT were required to complete 25 treatments prior to being randomized into our study. In comparison, patients receiving SBRT are only required to complete 5 treatments. IMRT is generally less tolerable than SBRT, and we had observed a higher drop out for patients on IMRT. While TAMP data versus historical controls predicts a much greater survival benefit, the TIGeR-PaC study is powered to detect a 6-month survival benefit.

A study flowchart is shown below. Subjects with stable or responding disease after approximately 4 months in induction therapy and who are not surgical candidates will then be randomized 1:1.

TIGeR-PaC Study Flowchart with Chemoradiation Induction Phase

Figure 20: TIGeR-PaC Study Flowchart. All subjects undergo a 4-month induction phase that includes IV gemcitabine + Abraxane and radiation therapy. If the subjects are stable with LAPC post-induction, they are randomized 1:1 into control group (IV gemcitabine + Abraxane) versus treatment group (IA gemcitabine via TAMP therapy). Subjects are then administered continuation therapy until disease progression and followed through survival.

In December 2021 we amended the protocol for this clinical trial to only allow for SBRT during the induction phase of the study (prior to randomization). We had previously permitted both SBRT and IMRT. Patients receiving IMRT must complete 25 radiation treatments in combination with oral chemotherapy during the induction phase of the study, which takes between 35 and 56 days to complete. In comparison, patients receiving SBRT during the induction phase are only required to complete 5 treatments, over 5 consecutive days, and do not receive oral chemotherapy. The decision to modify the study population was based on the observation in the Phase III TIGeR-PaC study that IMRT patients had a higher dropout rate during the induction phase of the study due to the high frequency of hospital visits and side effects from the required concurrent chemotherapy. As part of the pre-randomization, induction phase change made to the protocol, we initiated a review of the statistical considerations for the study and in June 2022, submitted the Modified SAP to FDA. As part of the Modified SAP, we now plan to (i) analyze only patients receiving SBRT, consistent with the protocol change made in December 2021, (ii) include a second interim analysis, (iii) change the total number of SBRT patients randomized in the study to 114 (a reduction from the original 200 patients) with a total of 86 deaths from SBRT patients, including all deaths from SBRT patients enrolled in the study before the submission of the Modified SAP, and (iv) repower the study from 90% to 80%, which is commonly used in clinical trials. We believe these changes will shorten the timeframe needed to complete the study and also significantly decrease our costs. We have not discussed the protocol amendment or the Modified SAP with the FDA, and we cannot provide any assurance that the FDA will agree with these modifications. On March 8, 2023, we announced interim analysis results of the study suggesting a 6-month potential improvement in median overall survival with RenovoGem, pending ongoing clinical investigation. We believe this first-of-two interim analyses indicates that the TIGeR-PaC study is on track to demonstrate increased lifespan for patients being treated with RenovoGem for LAPC. Final analysis will be conducted after 86 protocol-specified events have occurred in the SBRT population with two planned interim analyses: this first analysis with 30% of the specified events (deaths) reported and the second analysis when 60% of the events have been reported (expected in late 2024), with the final study readout in 2026.

In this first interim analysis, the control and treatment arms demonstrated divergence in median overall survival for patients. The study is designed to randomize 114 patients (57 in each arm) with all patients receiving upfront induction chemotherapy and SBRT. The TIGeR-PaC DMC met and determined the interim data is promising and warrants continuation of this trial. As of the date of the analysis, 45 patients from U.S. sites had been randomized in this trial and the survival status of all subjects was used for the analysis.

●	23 patients were randomized to IA gemcitabine (RenovoGem investigational treatment) arm and 22 to continuation of IV gemcitabine and nab-paclitaxel (control or standard of care) arm. There were an equal number of primary events, 13 in each arm.
●	The median overall survival in the IV gemcitabine and nab-paclitaxel control arm was 10 months, versus 16 months in the IA RenovoGem arm. (NOTE: Both arms’ median overall survival calculations do not include 4 to 5-months of life since diagnosis during the induction chemotherapy and radiation phase of the trial).
●	Observed a positive trend in median overall survival by 24-weeks (6-months); in this interim analysis, the statistical significance was not reached to stop the study early (p=0.051)

Clinical Pharmacokinetic (PK) Data in Patients with LAPC Treated with Gemcitabine via TAMP

We expect IA gemcitabine delivered via the TAMP technique to have a pharmacokinetic profile that is distinct from intravenous gemcitabine dosing. Furthermore, with local delivery of gemcitabine into the tissue via TAMP and drainage into the liver prior to systemic circulation, we anticipate lower systemic levels of gemcitabine.

We presented the initial results of this substudy at ASCO-GI 2023 in San Francisco, CA. At the time of the analysis, 13 samples were collected across 5 TIGeR-PaC clinical sites. We demonstrated that the cohort had an average greater than 50% reduction in systemic drug exposure with IA delivery of gemcitabine using TAMP when compared with IV administration.

Second Solid Tumor Indication — eCCA

eCCA Overview

Cholangiocarcinoma is the second most common primary malignant tumor of the liver with over 7,000 new cases diagnosed annually in the U.S. Cholangiocarcinoma, or liver cancer (“CCA”) develops after malignant transformation of the biliary tract mucosa. According to Cholangiocarcinoma (CCA) - Market Insight, Epidemiology And Market Forecast, the global market of CCA was estimated to be $786.1 million in 2021 and the U.S. accounted for $237.3 million. Furthermore, the market size for global CCA therapeutics is estimated to grow by $83 million during 2019-2023 with a compound annual growth rate of 6%. Advanced age, male gender, primary sclerosing cholangitis (PSC), inflammatory bowel disease, pancreatitis, and cirrhosis are some predisposing factors for development of CCA.

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

RenovoGem for the Treatment of eCCA

Similar to RenovoGem for LAPC, we believe that RenovoGem may overcome the current treatment limitations of eCCA. In this setting, patients with eCCA have several tumor characteristics that create the potential for RenovoGem to be more effective than systemic chemotherapy. These characteristics include:

●	Local disease with possible extension of disease to local vasculature;

●	Avascular nature of the tumor lends itself to our TAMP approach, overcoming the limitations in drug delivery by targeting the periductal proper hepatic artery or left or right hepatic artery;

●	Gemcitabine, used as a target molecule for this tumor type, has already been demonstrated to be safe in terms of local toxicity targeted via our approach to this vasculature and organ; and

●	The bile duct around the hilum is usually within 1-14 mm (mean of 3.8 mm) of the hepatic artery: a reasonable target for TAMP therapy given the potential 4 cm tissue penetration of drug.

Clinical Development of RenovoGem in eCCA

Rationale

In May 2020, the FDA granted us Orphan Drug Designation in May 2020 for RenovoGem for the treatment of CCA. We are planning to evaluate RenovoGem in a second indication in a Phase II/III trial in extrahepatic (or outside the liver) cholangiocarcinoma (or eCCA), cancer that occurs in the bile ducts that lead out of the liver and join with the gallbladder. After significant input from key opinion leaders across the spectrum of relevant medical specialties and feedback from the FDA, we submitted the protocol for a Phase II/III eCCA clinical trial to FDA, and after receiving feedback, we are finalizing the protocol and also including incorporating a recently approved drug, durvalumab into the study protocol with guidance from the Steering Committee. We have also secured FDA Orphan Drug Designation for RenovoGem for the treatment of cholangiocarcinoma, which would provide us with seven years of orphan exclusivity to market RenovoGem for our eCCA indication upon NDA approval, provided that we are the first sponsor to obtain FDA approval for IA gemcitabine for the eCCA indication.

Market Opportunity

We are currently developing RenovoGem for LAPC. We also intend to develop it for eCCA, and potentially for locally advanced lung cancer, locally advanced uterine cancer and glioblastoma. We estimate that the total annualized addressable market opportunity for RenovoGem for our first market, LAPC, in the United States is approximately $0.5 billion and globally could exceed $1 billion based on a third-party market research analysis. The total cost of care for a patient on the standard of care treatment of gemcitabine plus Abraxane is estimated at $67,216, which if applied to 60,000 pancreatic cancer cases per year would total $4 billion per year for the total US pancreatic cancer market.

Beyond our initially targeted subset of LAPC patients, we see potential to evaluate RenovoGem in additional settings where it may help to get more patients to surgery, prolong life, enhance systemic therapy or provide local therapy with fewer side effects than alternative treatments. These may include patients with stage 1 or stage 2 pancreatic cancer receiving neoadjuvant as well as in subpopulations of patients with metastases who also have locally advanced disease. Based on third-party market research, several physicians mentioned the role for local therapy as an adjunct for systemic chemotherapy as well as for patients who decline systemic chemotherapy. Among the locally advanced (stage 3) patients diagnosed with the cancers shown in Figure 21, we estimate that approximately125,000 could be potentially addressable via RenovoGem.

Below is published epidemiology data showing the 2023 estimated annual incidence of the following tumor types in the United States to be greater than 350,000 patients in the aggregate.

Potential Market Opportunity for RenovoGem

NEW ANNUAL CASES (U.S.)
200,000
80,000
60,000
40,000
20,000
0
PANCREATIC
LAPC
CCA
eCCA
LUNG (NSCLC)
NSCLC STAGE 3
GLIOMA
GLIOBLASTOMA
UTERINE
TACE ELIGIBILE UTERINE
Total
RenovoGem

Figure 21: US Annual Incidence of Initial RenovoGem Target Tumor Types, showing overall incidence in blue, and those treatable via RenovoGem in yellow.

●	All Pancreatic Cancers compared to Locally Advanced Pancreatic Cancers (LAPC)

●	All Cholangiocarcinoma (CCA) compared to Extrahepatic CCA

●	All Non-Small Cell Lung Cancers (NSCLC) compared to Stage 3 NSCLC

●	All Glioma compared to Glioblastoma

●	All Uterine cancers versus Transcatheter arterial chemoembolization (TACE) eligible uterine cancers

We believe TAMP is broadly applicable to locally advanced tumors: our platform may be used with multiple small molecule chemotherapeutic agents in multiple solid tumor indications.

Potential for Separate Commercialization of RenovoCath

Our primary business is to progress RenovoGem through clinical trials for LPAC and other indications with the goal of receiving FDA approval to market these product candidates. In addition, we may explore a strategy where, depending on a number of factors, we may consider selling RenovoCath as a standalone catheter (i.e., without any specific cancer therapeutic) for use by oncology surgeons. We expect to research this opportunity during 2024 by exploring the potential addressable market, regulatory requirements, sales and marketing strategies and the potential for insurance reimbursement. No assurances can be given that we will ultimately pursue this opportunity or, if we do, that we will be able achieve all of the prerequisites necessary for such commercialization or to generate any meaningful revenues from such commercialization.

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

Our intellectual property protection stems from several issued device and method patents on our RenovoCath delivery system that optimizes delivery of the anti-cancer drug and the TAMP therapy platform. Our issued patents also provide exclusivity as it relates to utilizing RenovoCath with anti-cancer drugs.

We have 8 US patents issued, 1 European patent issued, and 8 additional patents pending in the US, EU, and Asia. We continue to explore additional opportunities to further bolster our IP position. The table below describes our issued patents, all of which have been assigned to us.

Family	App. No. Filing Date	Type of Patent Protection	Patent Focus	Patent #	Estimated Expiration**
Dual Balloon Methods and Apparatuses	12/958711 Filed: 12/2/2010	US Utility patent	Methods: isolating splenic artery with 2 balloons (sliding inner catheter)	US8,821,476	January 25, 2033
Dual Balloon Methods and Apparatuses	14/870833 Filed: 9/30/2015	US Utility patent	Apparatus: 2 balloons, seal to isolate lumen, and infusion aperture	US9,463,304	December 2, 2030
Dual Balloon Methods and Apparatuses	14/293603 Filed: 6/2/2014	US Utility patent	Apparatus: 2 balloons (sliding inner catheter), 2 ports for fluid handling	US9,457,171	April 16, 2031
Dual Balloon Methods and Apparatuses	15/351922 Filed: 11/15/2016	US Utility patent	Kits for chemotherapy including catheter with 2 balloons, an infusion aperture and 2 ports	US10,512,761	April 16, 2031
Dual Balloon Methods and Apparatuses	108351107 Filed: 12/2/2010	E.U. Utility patent, nationalized in BE, CH, DE, ES, FR, GB, IE, IT and NL	A two occlusion element, adjustable delivery apparatus having inner and outer catheter, seal to isolate lumen	EU 2506913	December 2, 2030
Side Branch Isolation Device and Methods	14/958428 Filed: 12/3/2015	US Utility patent	Apparatuses and Methods: 3 balloon catheters for isolating side branches	US10,099,040	December 3, 2035
Trans-Arterial Micro-Perfusion (TAMP)	15/807011 Filed: 11/8/2017	US Utility patent	Methods delivering radiation to devascularize then TAMP	U.S., 10,695,543	August 28, 2038
Dual Balloon Methods and Apparatuses	18/149649 Filed: 1/3/2023	US Utility patent (Pending application)	Methods of treating bile duct	PENDING	December 2, 2030
Trans-Arterial Micro-Perfusion (TAMP)	16/685974 Filed: 11/15/2019	US Utility patent (Pending application)	Devascularization in conjunction with TAMP	US11,052,224	November 8, 2037
Dual Balloon Methods and Apparatuses	IN 1632MUMNP2012 Filed: 12/2/2010	IN Utility patent (Pending application)	A two occlusion element, adjustable delivery apparatus having inner and outer catheter, seal to isolate lumen	PENDING	December 2, 2030
Trans-Arterial Micro-Perfusion (TAMP)	CN 2018800033529 Filed: 5/18/2018	CN Utility patent (Pending application)	Devascularization in conjunction with TAMP	PENDING	November 8, 2037*
Trans-Arterial Micro-Perfusion (TAMP)	EP 187315908 Filed: 5/18/2018	EP Utility patent (Pending application)	Devascularization in conjunction with TAMP	PENDING	November 8, 2037*
Trans-Arterial Micro-Perfusion (TAMP)	JP 2020514151 Filed: 5/18/2018	JP Utility patent (Pending application)	Devascularization in conjunction with TAMP	PENDING	November 8, 2037*
Trans-Arterial Micro-Perfusion (TAMP)	17/315220 Filed: 5/7/2021	US Utility patent (Pending application)	Devascularization in conjunction with TAMP	PENDING	November 8, 2037*
Trans-Arterial Micro-Perfusion (TAMP)	17/367046 Filed: 7/2/21	US Utility patent (Pending application)	Devascularization in conjunction with TAMP	PENDING	November 8, 2037*
Dual Balloon Methods and Apparatuses	17/558577 Filed: 12/21/2021	US Utility patent (Pending application)	Methods of treating bile duct	US11,541,211	December 2, 2030
Improved Dual Balloon Methods and Apparatuses	18/184620 Filed: 3/15/2023	US Utility patent (Pending application)	Dual occlusion catheter systems	PENDING	March 15, 2043*
Microvascular Delivery of Materials	63/512903 Filed: 07/10/2023	US Provisional patent (Pending application)	Methods and apparatuses for delivering an agent through Vasa Vasorum	PENDING	N/A
Microvascular Delivery of Materials	PCT/US2023/037221 Filed: 11/13/2023	International PCT application (Pending application)	Methods and devices for delivering agent through Vasa Vasorum	PENDING	N/A

* Predicted earliest expiration date. The actual expiration date will depend on factors related to patent prosecution and issuance.

** Estimated expiration dates assume all maintenance fees are paid.

Orphan drug designation provides seven years post-approval market exclusivity protection. Gemcitabine is generic; however, we have exclusivity for the IA route of administration. RenovoGem is regulated by the FDA as a new oncology drug product. We intend to make IA gemcitabine and RenovoCath available as a combined product and not to make either component available separately. Once approved, we will have exclusivity over the use of IA gemcitabine as it will be approved by the FDA in combination with RenovoCath.

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

In certain circumstances, United States patent law allows for the extension of a patent’s duration for a period of up to five years after FDA approval. We intend to seek extension for one of our patents after FDA approval if it has not expired prior to the date of approval. In addition to our proprietary protections, the FDA has granted us two orphan drug designations that provide us a seven-year period of exclusive marketing beginning on the date that our NDA is approved by the FDA for the designated orphan drug. While exclusivity only applies to the indication for which the drug has been approved, we believe that this exclusivity will provide us with added protection once commercialization of an orphan drug designated product begins.

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

Manufacturing and Supply

For the catheter component (RenovoCath) of our drug/device combination, we currently rely on a single-source contract manufacturer, Medical Murray, North Barrington, IL. However, we are in early discussions with an additional manufacturer. We are subject to regulatory requirements of the FDA’s Quality System Regulation (QSR), for medical devices sold in the United States, and the European Medical Device Directive 93/42/EEC, which was replaced by the EU Medical Device Regulation (MDR) in May 2021, following a four-year transition period for medical devices marketed in the European Union. We have an agreement in place with Medical Murray to produce the RenovoCath through October 2024 with automatic annual renewal until termination by either party with 12 months’ notice. While we believe Medical Murray has the capabilities to scale RenovoCath production to peak forecasted commercial volumes, manufacturing can be transferred to additional vendors if needed.

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

Within our TIGeR-PaC Phase III trial, hospitals are sourcing generic gemcitabine labeled for IV use from their respective pharmacies to use in conjunction with the RenovoCath for the TAMP procedures. In the commercial setting, we expect to rely on contract manufacturing organizations for gemcitabine production, relabeling and co-packaging with the RenovoCath. The formulation of gemcitabine used in the TIGeR-PaC Phase III trial and in the commercial setting will be identical, however, the labeling of gemcitabine will be IA gemcitabine to be used exclusively in conjunction with RenovoCath.

Government Regulation

Our products are subject to extensive and rigorous government regulation by foreign regulatory agencies and the FDA. Foreign regulatory agencies, the FDA and regulatory agencies in state and local jurisdictions impose extensive requirements upon the clinical development, pre-market clearance and approval, manufacturing, labeling, marketing, advertising and promotion, pricing, storage and distribution of pharmaceutical and medical device products. Failure to comply with applicable foreign regulatory agency or FDA requirements may result in warning letters, fines, civil or criminal penalties, suspension or delays in clinical development, recall or seizure of products, partial or total suspension of production or withdrawal of a product from the market.

United States Regulatory Environment

In the US, the FDA regulates drug and device products, including combination, under the Federal Food, Drug, and Cosmetic Act (“FDCA”), and its implementing regulations. RenovoGem is subject to FDA regulation in 21 CFR 3.2(e) as a combination product, which means it is composed of both a drug component and device component. Each component of a combination product is subject to the requirements established by FDA for that type of component and if marketed individually, each component would be subject to different regulatory pathways and reviewed by different centers within the FDA. A combination product, however, is assigned to a center that will have primary jurisdiction over its pre-market review and regulation based on a determination of its primary mode of action, which is the single mode of action that provides the most important therapeutic action. The center that regulates the portion of the product that has the primary mode of action becomes the lead evaluator. When evaluating an NDA the lead center may consult other centers but still retain complete reviewing authority, or it may collaborate with another center, by which the center assigns review of a specific section of the application to another center, delegating its review authority for that section. Typically, an applicant submits a single marketing application to the center selected to be the lead evaluator, although separate applications for each constituent part may be submitted to the applicable centers. Combination products where the drug provides the primary mechanism of action are often referred to as “drug-led combination” products.

In a drug/device combination product, containing two or more separate products packaged together in a single package or as a unit and comprised of drug and device products, where the primary mode of action is typically a drug mode of action with the Center for Drug Evaluation and Research (“CDER”), as the lead Center, CDER would review the NDA in consultation with the Center for Devices and Radiological Health (“CDRH”) on device-specific issues. For co-packaged or single-entity combination products there are two ways to comply with current good manufacturing practice (“cGMP”) requirements. Manufacturers can either (i) demonstrate compliance with all cGMP regulations applicable to each of the constituent parts in the combination product or (ii) in the case of drug/device combination products, demonstrate compliance with either the drug cGMP regulations or the device Quality System Regulation, or QSR, and also demonstrate compliance with additional provisions from the other of these two sets of cGMP requirements, as specified in the combination products regulations. Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include any of the following sanctions: warning or untitled letters, fines, injunctions, civil or criminal penalties, recall or seizure of current or future products, operating restrictions, partial suspension or total shutdown of production, refusal or denial of submissions for new products, or withdrawal of clearance, authorization, or approval.

In the case of RenovoGem, the primary mode of action is attributable to the drug component of the product, which means that CDER, has primary jurisdiction over its pre-market development and review. The underlying RenovoCath drug delivery device system used in RenovoGem has been separately cleared by CDRH as a Class II medical device as a standalone device and not in combination of a specific drug product or part of a prepackaged combination product for the isolation of blood flow and delivery of fluids, including diagnostic and/or therapeutic agents, to selected sites in the peripheral vascular system. The RenovoCath is also indicated for temporary vessel occlusion in applications including arteriography, preoperative occlusion, and chemotherapeutic drug infusion. The RenovoCath is intended for general intravascular use in the peripheral vasculature in arteries 3mm and larger. The RenovoCath is intended for use in arteries from 3mm in diameter for vessel entry and to occlude vessels ranging between 3mm to 11mm in diameter.

The process required by the FDA before drug product candidates, including drug-led combination products, may be marketed in the United States generally involves the following:

●	submission to the FDA of an IND, which must become effective before human clinical trials may begin and must be updated periodically;

●	completion of extensive preclinical laboratory tests and animal studies, all performed in accordance with the FDA’s Good Laboratory Practice, or GLP, regulations;

●	performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the product candidate for each proposed indication;

●	submission to the FDA of an NDA after completion of all registrational or pivotal clinical trials;

●	satisfactory completion of an FDA pre-approval inspection of the manufacturing facilities at which the product is produced and tested to assess compliance with cGMP regulations; and

●	FDA review and approval of an NDA prior to any commercial marketing or sale of the drug in the United States.

The development and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approvals for our product will be granted on a timely basis, if at all.

The results of preclinical tests (which include laboratory evaluation as well as GLP studies to evaluate toxicity in animals) for a particular product candidate, together with related manufacturing information and analytical data, are submitted as part of an IND to the FDA. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions about the conduct of the proposed clinical trial, including concerns that human research subjects will be exposed to unreasonable health risks. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. IND submissions may not result in FDA authorization to commence a clinical trial. A separate submission to an existing IND must also be made for each successive clinical trial conducted during product development. Further, an independent institutional review board (“IRB”), for each medical center proposing to conduct the clinical trial must review and approve the plan for any clinical trial before it commences at that center and it must monitor the study until completion. The FDA, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. Clinical testing also must satisfy extensive good clinical practice (“GCP”), regulations and regulations for informed consent and privacy of individually identifiable information. Similar requirements to the United States, Clinical Trial Applications (“CTA”) are required in the EU and other jurisdictions to initiate clinical trials.

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

Since the COVID-19 public health emergency, FDA has issued various COVID-19 guidance documents, including guidance on conducting clinical trials during the pandemic; resuming normal drug and biologics manufacturing operations; manufacturing, supply chain, and inspections; and statistical considerations for clinical trials during the COVID-19 public health emergency, among others. The impact of the COVID-19 pandemic on business like ours has begun to recede. However, if new pandemic diseases occur, or if new regulatory requirements and changes to existing regulations. If new guidance and policies are promulgated by the FDA that require changes in our clinical protocol or clinical development plans, our anticipated timelines and regulatory approval may be delayed or materially impacted. President Biden ended the COVID-19 national and public health emergencies on May 11, 2023. However, the full impact of the termination of the public health emergencies on FDA and other regulatory policies and operations remain unclear.

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

Before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. Additionally, the FDA will generally inspect the facility or the facilities at which the drug is manufactured. The FDA will not approve the product unless compliance with cGMPs is satisfactory, and the NDA contains data that provide substantial evidence that the drug is safe and effective in the indication studied. After the FDA evaluates the NDA and the manufacturing facilities, it issues either an approval letter or a complete response letter (“CRL”). A CRL generally outlines the deficiencies in the submission and may require substantial additional testing, or information, in order for the FDA to reconsider the application. If, or when, those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. A CRL may require additional clinical data and/or an additional pivotal Phase III clinical trial(s), and/or other significant, expensive and time-consuming requirements related to clinical trials, preclinical studies or manufacturing. Data from clinical trials are not always conclusive and the FDA may interpret data differently than we or our collaborators interpret data. Approval may be contingent on a Risk Evaluation and Mitigation Strategy (“REMS”) that limits the labeling, distribution or promotion of a drug product. Once issued, the FDA may withdraw product approval if ongoing regulatory requirements are not met or if safety problems occur after the product reaches the market. In addition, the FDA may require testing, including Phase IV clinical trials, and surveillance programs to monitor the safety effects of approved products which have been commercialized, and the FDA has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs or other information.

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

After a device receives 510(k) clearance or de novo classification, any modification that could significantly affect its safety or effectiveness, or that would constitute a new or major change in its intended use, will require a new 510(k) clearance or, depending on the modification, could require a PMA or de novo classification. The FDA requires each manufacturer to determine whether the proposed change requires submission of a 510(k) or a PMA in the first instance, but the FDA can review any such decision and disagree with a manufacturer’s determination. Many minor modifications are accomplished by a letter-to-file in which the manufacturer documents the change in an internal letter-to-file. The letter-to-file is in lieu of submitting a new 510(k) to obtain clearance for such change. The FDA can always review these letters to file in an inspection. If the FDA disagrees with a manufacturer’s determination regarding whether a new premarket submission is required for the modification of an existing device, the FDA can require the manufacturer to cease marketing and/or recall the modified device until marketing authorization is obtained. Also, in these circumstances, the manufacturer may be subject to significant regulatory fines or penalties.

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

In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act (“PDMA”), which regulates the distribution of drugs and drug samples at the federal level and sets minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution.

Foreign Regulatory Environment

If we seek to market RenovoGem in foreign jurisdictions, we could become subject to a variety of foreign regulations regarding development, approval, commercial sales, and distribution of our products in addition to regulations in the United States. Whether or not we obtain FDA approval for a product, we must obtain the necessary approvals by the regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country and can involve additional product testing and additional review periods. The review process may take longer or shorter than that required to obtain FDA approval. The requirements governing, among other things, the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others. If we fail to comply with applicable foreign regulatory requirements, we may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions, and/or criminal prosecution.

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

In addition, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and their respective implementing regulations, impose obligations on certain healthcare providers, health plans, and healthcare clearinghouses, known as covered entities, as well as their business associates that perform certain services involving the storage, use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security, and transmission of individually identifiable health information, and require notification to affected individuals and regulatory authorities of certain breaches of security of individually identifiable health information. HITECH increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, many state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, and often are not preempted by HIPAA.

Further, pursuant to the ACA, the Centers for Medicare and Medicaid Services (“CMS”) has issued a final rule that requires applicable manufacturers of covered products, including prescription drugs and certain medical devices, to collect and annually report information on certain payments or transfers of value made in the previous year to physicians (defined to include doctors of medicine and osteopathy, dentists, podiatrists, optometrists and licensed chiropractors), certain non-physician healthcare professionals (such as physician assistants and nurse practitioners, among others) and teaching hospitals, as well information regarding investment interests held by physicians and their immediate family members. The reported data is made available in searchable form on a public website on an annual basis. Failure to submit required information may result in civil monetary penalties. In addition, several states now require prescription drug companies to report certain expenses relating to the marketing and promotion of drug products and to report gifts and payments to individual healthcare practitioners in these states. Other states prohibit various marketing-related activities and/or require the posting of information relating to clinical studies and their outcomes. Some states require the reporting of certain pricing information, including information pertaining to and justifying price increases, or prohibit prescription drug price gouging. In addition, certain states require pharmaceutical companies to implement a healthcare compliance program or code of conduct. Certain states and local jurisdictions also require the registration of pharmaceutical sales representatives. Compliance with these federal and state laws is difficult and time consuming, and companies that do not comply with these state laws are exposed to liabilities and civil penalties.

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

Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs will be eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. In August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. On June 30, 2023, CMS issued new guidance detailing the requirements and parameters of the first round of price negotiations, to take place during 2023 and 2024, for products subject to the “maximum fair price” provision that would become effective in 2026. On August 29, 2023, the U.S. Department of Health and Human Services (“HHS”) announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. CMS and HHS will continue to issue and update guidance as these programs are implemented. The impact of these regulations and any future healthcare measures and agency rules implemented by the Biden administration on us and the pharmaceutical industry as a whole is currently unknown.

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

We are developing a new drug product, RenovoGem, which is IA gemcitabine delivered via the proprietary RenovoCath delivery system. If the drug is approved, it is expected to be sold together with the catheter used to administer the drug in the National Drug Code (NDC) created when the drug receives FDA approval. The reimbursement pathway involves separate payments for the drug product and for the occlusion procedure to administer it. As to the latter, it is anticipated that the procedure is accurately described by an existing code with existing payment levels. Given the expectation that the drug will be a novel, non-generic drug, a unique code and payment based on pricing information for the product should be established.

For the reasons discussed above, we believe there is a clear path to reimbursement for RenovoGem and its related procedure in both the hospital outpatient and physician office settings (which may include freestanding entities such as catheterization laboratories). As is typical for a product still in clinical development, it is difficult to predict whether there would be any Medicare coverage obstacles, which there usually are not for FDA approved drugs being used for on-label use. We believe the most important step we can take to enhance reimbursement for our products is the development of published, peer-reviewed clinical literature supporting their clinical benefit. While we may also explore commercial opportunities to sell RenovoCath as a standalone catheter, which would require its own insurance reimbursement arrangements.

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

Currently, there are a number of companies in Phase III clinical trials for the treatment of LAPC including AB Science, Angiodynamics, Bausch Health, Fibrogen, NovoCure, SynCore Biotechnology, BMS, and ViewRay. We are aware of a number of companies in Phase I and Phase II clinical trials for the treatment of LAPC including one interventional company, TriSalus Lifesciences.

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

Employees and Human Capital Resources

As of the date of this Report, we have eight employees. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We focus on employee engagement and believe our relationship with our employees is good. We have 16 key consultants in the areas of quality, regulatory, finance, legal, clinical, and marketing.

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

Facilities

Our administrative headquarters is located at 4546 El Camino Real, Suite B1, Los Altos, CA 94022. The office space is approximately 1,600 square feet, and we rent on a month-to-month basis. We believe that our facility is adequate for our current operations and purposes, and that suitable additional or alternative space will be available in the future on commercially reasonable terms, if required.

Legal Proceedings

From time to time, we are engaged in various legal actions, claims and proceedings arising in the ordinary course of business, none of which are expected to be material.

Item 1A. Risk Factors

An investment in our securities is speculative and involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Report, including our financial statements and the related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in our other public filings in evaluating our business. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations, growth prospects or stock price. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations and the market price of our common stock.

Risk Factors Summary

The following is a summary of principal factors and uncertainties that make investing in shares of our common stock risky and impact our ability to execute on our business strategy include risks regarding the following. This summary is not exhaustive, and readers are therefore encouraged to review this Risk Factors section in its entirety.

●	We are a clinical stage biopharmaceutical company, have a limited operating history and have no drug/device combination products approved for commercial sale, which makes it difficult to evaluate our current business and predict our future success and viability.

●	We have incurred significant net losses in each period since inception, and we expect to continue to incur net losses for the foreseeable future.

●	We will need to raise substantial additional capital to develop and commercialize RenovoGem, and our failure to obtain funding when needed may force us to delay, reduce or eliminate our product development programs or collaboration efforts. As a result, there is substantial doubt about our ability to operate as a going concern and we estimate that our current capital resources will be sufficient to fund our operating expenses and capital expenditure requirements through the fourth quarter of 2024.

●	We may consider strategic alternatives in order to maximize stockholder value, including financing, strategic alliances, and licensing arrangements. We may not be able to identify or consummate any suitable strategic alternatives and any consummated strategic alternatives may not be successful.

●	Our product candidates’ commercial viability remains subject to current and future preclinical studies, clinical trials, regulatory approvals, and the risks generally inherent in the development of a pharmaceutical product candidate. If we are unable to successfully advance or develop our product candidates, our business will be materially harmed.

●	If we do not achieve our projected development goals in the timeframes we announce and expect, our stock price may decline.

●	Our product candidates may exhibit undesirable side effects when used alone or in combination with other approved pharmaceutical products or investigational new drugs, which may delay or preclude further development or regulatory approval or limit their use if approved.

●	If the results of preclinical studies or clinical trials for our product candidates are negative, we could be delayed or precluded from the further development or commercialization of our product candidates, which could materially harm our business.

●	If we are unable to satisfy regulatory requirements, we may not be able to commercialize our product candidates.

●	If our product candidates are unable to compete effectively with marketed drugs targeting similar indications as our product candidates, our commercial opportunity will be reduced or eliminated.

●	We may delay or terminate the development of our product candidates at any time if we believe the perceived market or commercial opportunity does not justify further investment, which could materially harm our business.

●	Our future success depends on our ability to retain our key personnel and to attract, retain, and motivate qualified personnel, especially in light of an acute workforce shortage and hyper-competitive compensation environment.

●	If we are unable to protect our intellectual property effectively, we may be unable to prevent third parties from using our technologies, which would impair our competitive advantage.

●	The patents issued to us may not be broad enough to provide any meaningful protection, one or more of our competitors may develop more effective technologies, designs, or methods without infringing our intellectual property rights and one or more of our competitors may design around our proprietary technologies.

●	The market price of our common stock may be volatile and fluctuate substantially, which could result in substantial losses for our investors.
●	If we fail to regain compliance with the applicable Nasdaq continued listing requirement, our common stock may be delisted from Nasdaq.

Risks Related to Our Business, Financial Condition and Capital Requirements

We are a clinical stage biopharmaceutical company, have a limited operating history and have no drug/device combination products approved for commercial sale, which makes it difficult to evaluate our current business and predict our future success and viability.

We are a clinical stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. While RenovoCath, a drug delivery medical device, has been separately cleared by the FDA for the isolation of blood flow and delivery of fluids, including diagnostic and/or therapeutic agents, to selected sites in the peripheral vascular system, and for temporary vessel occlusion in applications including arteriography, preoperative occlusion, and chemotherapeutic drug infusion, we are focused on developing and commercializing drug product candidates in combination with our delivery platform technology. We have no drug/device combination products approved for commercial sale and have not generated any revenue from product sales. We are developing a novel therapy platform, which is an unproven and highly uncertain undertaking and involves a substantial degree of risk. Our first product candidate, RenovoGem, is a drug/device combination product consisting of IA gemcitabine and RenovoCath. The FDA has determined that RenovoGem will be regulated as, and if approved we expect will be reimbursed as, a new oncology drug product. To date, we have not obtained marketing approval for any drug/device combination product candidates, manufactured a commercial scale product or arranged for a third-party to do so on our behalf, or conducted sales and marketing activities necessary for successful product commercialization. Our limited operating history as a company makes any assessment of our future success and viability subject to significant uncertainty. As a result, it may be more difficult for investors to accurately predict our likelihood of success and viability than it could be if we had a longer operating history.

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

We are a clinical stage company and have incurred significant losses since our formation. As of December 31, 2023, we have an accumulated total deficit of approximately $41.4 million. For the fiscal years ended December 31, 2023 and 2022, we had net losses of approximately $10.2 million and $9.9 million, respectively. To date, we have experienced negative cash flow from the development of our product candidate, RenovoGem, our platform technology, TAMP, and our RenovoCath delivery system. We have not generated any revenue from operations, and we expect to incur substantial net losses for the foreseeable future as we seek to further develop and commercialize RenovoGem and expand our pipeline of product candidates. Because of the numerous risks and uncertainties associated with developing and commercializing RenovoGem, we are unable to predict the extent of any future losses or when we will attain profitability, if ever. Investors in our common stock must carefully consider the substantial challenges, risks and uncertainties inherent in the attempted development and commercialization of RenovoGem. We may never successfully commercialize RenovoGem, and our business may not be successful.

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

As of December 31, 2023, we had cash and cash equivalents of $1.2 million. Due to our recurring operating losses and the expectation that we will continue to incur net losses in the future, we will be required to raise additional capital to complete the development and commercialization of our product candidates. We have historically financed our operations primarily through private sales of our equity, debt financing and the sale of common stock and warrants in our initial public offering (“IPO”). To raise additional capital, we may seek to sell additional equity and/or debt securities, obtain a credit facility or other loan or enter into collaborations, licenses or other similar arrangements, which we may not be able to do on favorable terms, or at all. For example, we have filed an omnibus shelf registration statement on Form S-3 that provides for aggregate offerings of up to $50 million of our securities subject to various limitations, including limited sales in any twelve-month period while we are subject to the “baby-shelf” rules. On April 3, 2023, we completed the Registered Direct Offering under our shelf registration statement on Form S-3 for the purchase and sale of 1,557,632 shares of our common stock (or pre-funded common stock warrants) at a purchase price of $3.21 per share of common stock (or pre-funded common stock warrants) to a certain institutional investor. Additionally, in a concurrent private placement, we issued to the investor unregistered warrants to purchase up to 1,947,040 shares of our common stock. The aggregate gross proceeds from the March 2023 Offering were approximately $5 million before deducting placement fees and other offering expenses. We also have filed a registration statement on Form S-1 to register the cash exercise of our outstanding warrants, with such cash exercise only expected to occur when the trading price of our common stock is in excess of the $10.80 per share exercise price of our outstanding warrants.

On January 26, 2024, we completed a private placement to 92 accredited investors with gross proceeds of $6.1 million. The private placement included issuing 6,133,414 shares of our common stock including 6,133,414 million common stock warrants, expiring five years from the date, January 26, 2024, to purchase additional common shares. In connection with the private placement, we entered into a placement agent agreement, as additional compensation to the placement agent, and issued 511,940 common stock warrants expiring five years from the settlement date.

Our ability to obtain additional financing will be subject to a number of factors, including market conditions, fluctuations in interest rates, our operating performance and investor sentiment. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue the development and/or commercialization of our product candidates, restrict or cease our operations or obtain funds by entering into agreements on unfavorable terms. Failure to obtain additional capital on acceptable terms, or at all, would result in a material and adverse impact on our operations. As a result, there is substantial doubt about our ability to operate as a going concern and we estimate that our current capital resources will be sufficient to fund our operating expenses and capital expenditure requirements through the fourth quarter of 2024.

Our financial statements as of December 31, 2023 have been prepared on a going concern basis and do not include any adjustments that may result from the outcome of this uncertainty. If we fail to raise additional working capital, or do so on commercially unfavorable terms, it would materially and adversely affect our business, prospects, financial condition and results of operations, and we may be unable to continue as a going concern. As a result, there is substantial doubt about our ability to operate as a going concern. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms, if at all. If we are unable to continue as a going concern, we might have to liquidate our assets and the value we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements, and our shareholders may lose their entire investment in our common stock.

We may consider strategic alternatives in order to maximize stockholder value, including financing, strategic alliances, and licensing arrangements. We may not be able to identify or consummate any suitable strategic alternatives and any consummated strategic alternatives may not be successful.

We may consider all strategic alternatives that may be available to us to maximize stockholder value, including financing, strategic alliances, and licensing arrangements. Our exploration of various strategic alternatives may not result in any specific action or transaction. To the extent that this engagement results in a transaction, our business objectives may change depending upon the nature of the transaction. There can be no assurance that we will enter into any transaction as a result of the engagement. Furthermore, if we determine to engage in a strategic transaction, we cannot predict the impact that such strategic transaction might have on our operations or stock price. We also cannot predict the impact on our stock price if we fail to enter into a transaction.

In addition, we face significant competition in seeking appropriate strategic partners, and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for our business activities because they may be deemed to be at too early of a stage of development for collaborative effort. Any delays in entering into new strategic partnership agreements harm our business prospects, financial condition and results of operations.

If we license or acquire products or businesses, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our existing operations and company culture. We cannot be certain that, following a strategic transaction, license, or acquisition, we will achieve the results, revenue or specific net income that justifies such transaction.

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

Our product candidates must satisfy rigorous regulatory standards of safety and efficacy before we can advance or complete their clinical development, or before they can be approved for sale. To satisfy these standards, we must engage in expensive and lengthy preclinical studies and clinical trials, develop acceptable manufacturing processes, and obtain regulatory approval. Despite these efforts, the FDA could delay, limit or deny approval of a product candidate for many reasons, including because the FDA:

●	may not deem our product candidate to be safe and effective;

●	determines that the product candidate does not have an acceptable benefit-risk profile;

●	may not agree that the data collected from preclinical studies and clinical trials are acceptable or sufficient to support the submission of an NDA or other submission or to obtain regulatory approval, and may impose requirements for additional preclinical studies or clinical trials;

●	may determine that adverse events experienced by participants in our clinical trials represent an unacceptable level of risk;

●	may determine that population studied in the clinical trial may not be sufficiently broad or representative to assure safety in the full population for which we seek approval;

●	may disagree regarding the formulation, labeling and/or the specifications;

●	may not approve the manufacturing processes associated with our product candidate or may determine that a manufacturing facility does not have an acceptable compliance status;

●	may conclude there are chemistry, manufacturing and controls issues that preclude approval of the NDA;

●	may conclude that the drug substance or drug product manufacturing process is not in a state of control or does not meet cGMP or all the regulatory requirements;

●	may conclude that the medical device manufacturing process for the drug/device combination product candidate is not in a state of control or does not meet all the regulatory requirements;

●	may change approval policies or adopt new regulations; or

●	may not file a submission due to, among other reasons, the content or formatting of the submission.

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

In addition, we may experience numerous unforeseen events during, or as a result of, preclinical studies and the clinical trial process, which could delay or impede our ability to advance the development of, receive regulatory approval for, or commercialize our product candidate, including, but not limited to:

●	communications with the FDA, or similar regulatory authorities in different countries, regarding the scope or design of a trial or trials;

●	regulatory authorities, including an Institutional Review Board (“IRB”) or Ethical Committee (“EC”), not authorizing us to commence or conduct a clinical trial at a prospective trial site;

●	enrollment in our clinical trials being delayed, or proceeding at a slower pace than we expected, because our clinical trial sites have staffing shortages or are unable to recruit/retain qualified staff, or we have difficulty recruiting patients, including as a result of competing clinical trials, or participants dropping out of our clinical trials at a higher rate than we anticipated;

●	our third-party contractors, upon whom we rely for conducting preclinical studies, clinical trials and manufacturing of our trial materials, may fail to comply with regulatory requirements, fail to meet their contractual obligations to us in a timely manner, or terminate their relationship with us;

●	having to suspend or ultimately terminate our clinical trials if participants are being exposed to unacceptable health or safety risks;

●	IRBs, ECs, or regulators requiring that we hold, suspend or terminate our preclinical studies and clinical trials for various reasons, including non-compliance with regulatory requirements, including the effects of recent variants; and

●	the supply or quality of drug material or the supply of our RenovoCath delivery service necessary to conduct our preclinical studies or clinical trials being insufficient, inadequate or unavailable.

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

We may experience delays in clinical testing of our product candidates. We do not know whether planned clinical trials will begin on time, will need to be redesigned or will be completed on schedule, if at all. From time to time, based on our experience with a clinical trial, we may amend the clinical trial protocol to address any issues that we observe as the trial is progressing, including in response to various factors impacting safety and the data collected, or we may be required to make certain changes in response to issues raised by the FDA, IRB, other regulatory authorities, investigators or clinical sites. Protocol amendments are subject to IRB and regulatory approval before we implement material changes, can result in additional costs, require additional data or participants, and may negatively impact the timelines for the trial. For example, in December 2021, we amended the protocol for our Phase III clinical trial to only allow SBRT patients during the induction phase of the study, as we observed a higher drop-out rate for patients on IMRT. As part of this change, we initiated a review of the statistical considerations for the study and in June 2022, submitted a Modified SAP to the FDA. We submitted a protocol amendment to the FDA in the second half of 2022 to reflect the changes in the Modified SAP. Under the modified Phase III clinical trial protocol and the Modified SAP, we plan to (i) analyze only patients receiving SBRT, consistent with the protocol change made in December 2021, (ii) include a second interim analysis, (iii) change the total number of SBRT patients randomized in the study to 114 (a reduction from the original 200 patients), with a total of 86 deaths from SBRT patients, including all deaths from SBRT patients enrolled in the study before the submission of the Modified SAP, and (iv) repower the study from 90% to 80%, which is commonly used in clinical trials. In August 2023, we received comments from the FDA on the Modified SAP, which we responded to in September 2023 Based on the FDA’s feedback, we plan to submit the revised SAP and a protocol amendment to reflect the changes in the statistical analysis for the study. Such amendment and Modified SAP are subject to IRB and regulatory review that may result in additional costs and may negatively impact the timelines for the trial. We cannot provide assurance that the FDA will not raise any objections or disagree with our Modified SAP or the protocol amendments, including our proposed SAP or how we interpret the data. We can provide no assurance on the timing of any of our interim analyses or when we will complete our Phase III study, if at all, or the outcome of the study. Disclosure of findings from our interim analyses before the completion of the trial may also impact the enrollment or retention of patients in our ongoing clinical trial. The changes in our study protocol may limit the clinical trial sites that can participate in our study, impact enrollment, and delay regulatory approval. We may be required to expand the size of our study, increase the power level, or make other changes that can delay our clinical timelines and delay regulatory approval. Further, to the extent protocol amendments impact the data needed to support our proposed indication, the indication that is ultimately approved by the FDA or other regulatory authorities may be narrower than the indication initially sought. The FDA and other regulatory authorities may also impose other restrictions in our proposed labeling, which could have a material adverse effect on the prospects of our product candidates, if approved, and our business.

Clinical trials can be delayed for a variety of reasons, including pandemics, delays in obtaining regulatory approval to commence a clinical trial, in securing clinical trial agreements with prospective sites with acceptable terms, in obtaining IRB approval to conduct a clinical trial at a prospective site, in recruiting patients to participate in a clinical trial or in obtaining sufficient supplies of clinical trial materials, including RenovoCath. Many factors affect patient enrollment, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the clinical trial, the existing body of safety and efficacy data with respect to the study drug, competing clinical trials, new drugs approved for the conditions we are investigating, clinicians’ and patients’ perceptions of the potential advantages and side effects of the product candidates being studied in relation to other available therapies and product candidates. Clinical investigators will need to decide whether to offer their patients enrollment in clinical trials of our product candidate versus treating these patients with commercially available drugs that have established safety and efficacy profiles. Any delays in completing our clinical trials will increase our costs, slow down our product development, timeliness and approval process, and delay our ability to generate revenue.

The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.

The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable but it typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate and it is possible that any of our existing product candidates or any product candidate we may seek to develop in the future may never obtain regulatory approval.

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

We face competition generally from established pharmaceutical and biotechnology companies, as well as from academic institutions, government agencies and private and public research institutions. Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Small or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. We are aware of a number of companies in Phase III clinical trials for the treatment of LAPC including AB Science, Angiodynamics, Bausch Health, Fibrogen, NovoCure, SynCore Biotechnology, BMS, and ViewRay. In addition, we are aware of a number of companies in Phase I and Phase II clinical trials for the treatment of LAPC including one interventional company, TriSalus Lifesciences. Our commercial opportunity will be reduced or eliminated if our competitors develop and commercialize any products that are safer, more effective, have fewer side effects or are less expensive than our product candidates. These potential competitors compete with us in recruiting and retaining key and qualified scientific and management personnel, establishing clinical trial sites, and patient enrollment for clinical trials, as well as in acquiring technologies and technology licenses complementary to our programs or advantageous to our business.

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

We obtain our RenovoCath delivery system from a single source, which must be manufactured in accordance with the FDA Quality System Regulation (QSR). Gemcitabine is supplied from our clinical sites’ pharmacies and used off-label for IA use within our clinical study. We continue to pursue supply agreements for gemcitabine and our RenovoCath delivery system. We may be required to agree to minimum volume requirements, exclusivity arrangements or other restrictions with the contract manufacturers. We may not be able to enter into long-term agreements on commercially reasonable terms, or at all. If we change or add manufacturers, the FDA and comparable foreign regulators may require approval of the changes. Approval of these changes could require new testing by the manufacturer and compliance inspections to ensure the manufacturer is conforming to all applicable laws and regulations and cGMP.

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

We may pursue a strategy of commercializing RenovoCath as a standalone device. If we pursue this strategy and are unable to generate revenues accordingly, our business would be harmed.

We may explore a strategy where, depending on a number of factors, we may consider selling RenovoCath as a standalone catheter (i.e., without any specific cancer therapeutic) for use by oncology surgeons. We expect to research this opportunity during 2024 by exploring the potential addressable market, regulatory requirements, sales and marketing strategies and the potential for insurance reimbursement. No assurances can be given that we will ultimately pursue this opportunity or, if we do, that we will be able achieve all of the prerequisites necessary for such commercialization or to generate any meaningful revenues from such commercialization. If we pursue this strategy and are unable to capitalize on it, we will suffer losses and our business and results of operations will be harmed.

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

In addition, acts of terrorism, public health emergencies, protests, riots, and the increasing frequency and impact of extreme weather events on critical infrastructure in the U.S. and elsewhere have the potential to disrupt our business and the business of our third-party suppliers, and may cause us to experience higher attrition, losses, and additional costs to maintain or resume operations. All of the aforementioned risks may be further increased if our course of action in response to catastrophic events proves to be inadequate. For example, if a catastrophic event occurred that prevented us from using all or a significant portion of our facility, that damaged critical infrastructure, such as the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. Any disaster recovery and business continuity plan we have in place may prove inadequate in the event of a serious disaster or similar event and we may incur substantial expenses as a result of the limited nature of these plans, which could have a material adverse effect on our business.

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

It is essential to our business strategy that our and our vendors, partners, clinical trial sites, and third-party providers’ technology and network infrastructure and physical buildings remain secure and are perceived by our customers and corporate partners to be secure. Despite our implementation of security measures, any of the internal computer systems and networks belonging to or used by us or our employees and our third-party service providers are vulnerable to damage and disruption from computer viruses, ransomware and other malicious code, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failure, as well as security breaches and incidents from inadvertent or intentional actions, or from cyber-attacks by malicious third parties (including supply chain cyber-attacks, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise system infrastructure or lead to the loss, destruction, alteration, prevention of access to, disclosure, or dissemination of, or damage or unauthorized access to, our data (including trade secrets or other confidential information, intellectual property, proprietary business information, and personal information) or data that is processed or maintained on our behalf, or other assets, which could result in financial, legal, business and reputational harm to us. Any system failure, accident or security breach or incident that causes interruptions in our own or in our third-party service providers’ operations could result in a material disruption of our development programs or other aspects of our operations. As a result of the advent of remote working, with many of our employees working from home from time to time and accessing our corporate network via remote devices, the potential for such events to occur is even greater. Despite security measures, we also cannot guarantee the security of our physical buildings. Physical building penetration or any cyber-attacks could negatively affect our reputation, damage our network infrastructure and our ability to deploy our products and services, harm our relationship with customers and partners that are affected, and expose us to financial liability, including the possibility of consequential damages resulting from cyber-attacks and other security threats.

Additionally, there are a number of state, federal, and international laws protecting the privacy and security of health information and personal data. For example, the HIPAA imposes limitations on the use and disclosure of an individual’s healthcare information by healthcare providers, healthcare clearinghouses, and health insurance plans, or, collectively, covered entities, and also grants individuals rights with respect to their health information. HIPAA also imposes compliance obligations and corresponding penalties for non-compliance on individuals and entities that provide services to healthcare providers and other covered entities. As part of the American Recovery and Reinvestment Act of 2009 (“ARRA”), the privacy and security provisions of HIPAA were amended. ARRA also made significant increases in the penalties for improper use or disclosure of an individual’s health information under HIPAA and extended enforcement authority to state attorneys general. As amended by ARRA and subsequently by the final omnibus rule adopted in 2013, HIPAA also imposes notification requirements on covered entities in the event that certain health information has been inappropriately accessed or disclosed, including notification requirements to individuals, federal regulators, and in some cases, notification to local and national media. Notification is not required under HIPAA if the health information that is improperly used or disclosed is deemed secured in accordance with encryption or other standards developed by the U.S. Department of Health and Human Services. Most states have laws requiring notification of affected individuals and/or state regulators in the event of a breach of personal information, which is a broader class of information than the health information protected by HIPAA. Many state laws impose significant data security requirements, such as encryption or mandatory contractual terms, to ensure ongoing protection of personal information. Activities outside of the U.S. implicate local and national data protection standards, impose additional compliance requirements, and generate additional risks of enforcement for non-compliance. We may be required to expend significant capital and other resources to ensure ongoing compliance with applicable privacy and data security laws, to protect against security breaches and hackers or to alleviate problems caused by such breaches.

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

Continuing concerns over U.S. healthcare reform legislation and energy costs, geopolitical issues, fluctuations in inflation rates, market volatility, the availability and cost of credit and government stimulus programs in the U.S. and other countries, as well as recent and potential future disruptions in access to bank deposits or lending commitments due to bank failure, have contributed to increased volatility and could materially and adversely affect our liquidity, our business and financial condition. The 2023 closures of Silicon Valley Bank and Signature Bank and their placement into receivership with the Federal Deposit Insurance Corporation (“FDIC”) created bank-specific and broader financial institution liquidity risk and concerns. Although the Department of the Treasury, the Federal Reserve, and the FDIC jointly released a statement that depositors at Silicon Valley Bank and Signature Bank would have access to their funds, even those in excess of the standard FDIC insurance limits, future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages. The failure of any bank in which we deposit our funds could reduce the amount of cash we have available for our operations or delay our ability to access such funds. Any such failure may increase the possibility of a sustained deterioration of financial market liquidity, or illiquidity at clearing, cash management and/or custodial financial institutions. In the event we have a commercial relationship with a bank that has failed or is otherwise distressed, we may experience delays or other issues in meeting our financial obligations. If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our cash and cash equivalents and investments may be threatened and could have a material adverse effect on our business and financial condition.

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

The market price of our common stock is likely to be highly volatile and may be subject to wide fluctuations in response to a variety of factors, some of which are beyond our control. These factors include the following:

●	any delay in the commencement, enrollment and ultimate completion of our clinical trials;

●	any delay in submitting an NDA and any adverse development or perceived adverse development with respect to the FDA’s review of that NDA;

●	failure to successfully develop and commercialize RenovoGem;

●	inability to obtain additional funding;

●	regulatory or legal developments in the United States and other countries applicable to RenovoGem or any other product candidate;

●	adverse regulatory decisions;

●	changes in the structure of healthcare payment systems;

●	inability to obtain adequate product supply for RenovoGem, RenovoCath or any other product candidate, or the inability to do so at acceptable prices;

●	introduction of new products, services or technologies by our competitors;

●	failure to meet or exceed financial projections we provide to the public;

●	failure to meet or exceed the estimates and projections of the investment community;

●	changes in the market valuations of companies similar to ours;

●	market conditions in the pharmaceutical and biotechnology sectors, and the issuance of new or changed securities analysts’ reports or recommendations;

●	announcements of significant acquisitions, strategic collaborations, joint ventures or capital commitments by us or our competitors;

●	significant lawsuits, including patent or stockholder litigation, and disputes or other developments relating to our proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

●	additions or departures of key scientific or management personnel;

●	sales of our common stock or other securities by us, our insiders or our other stockholders, including pursuant to the existing primary and secondary shelf registration statements that we have filed with the SEC;

●	expiration of market standoff or lock-up agreements;

●	trading volume of our common stock;

●	fluctuations in interest rates and inflation rates;

●	general economic, industry and market conditions;

●	health epidemics and outbreaks or other natural or man-made disasters which could significantly disrupt our preclinical studies and clinical trials, and therefore our receipt of necessary regulatory approvals could be delayed or prevented; and

●	the other factors described in this “Risk Factors” section.

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. This is particularly true for biotechnology companies like ours. These fluctuations have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors, as well as general economic, political, regulatory and market conditions, may negatively affect the market price of our common stock, regardless of our actual operating performance.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our product candidates on unfavorable terms to us.

We have and will likely continue to seek additional capital through a variety of means, including through public or private equity, debt financings or other sources, including up-front payments and milestone payments from strategic collaborations. For example, we have filed an omnibus shelf registration statement on Form S-3 that provides for aggregate offerings of up to $50 million of our securities subject to various limitations, including limited sales in any twelve-month period while we are subject to the “baby-shelf” rules. To the extent that we raise additional capital through the sale of equity or convertible debt or equity securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. Such financing may result in dilution to stockholders, imposition of debt covenants, increased fixed payment obligations or other restrictions that may affect our business. If we raise additional funds through up-front payments or milestone payments pursuant to strategic collaborations with third parties, we may have to relinquish valuable rights to our product candidates or grant licenses on terms that are not favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

On August 21, 2023, we received a notice from Nasdaq notifying us that, as of August 18, 2023, the Company was not in compliance with the minimum stockholders’ equity requirement for continued listing on The Nasdaq Capital Market, under Listing Rule 5550(b)(1), because the Company’s stockholders’ equity of $1,188,000 as reported in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2023 was below the required minimum of $2.5 million (the “Equity Requirement”), and because, as of June 30, 2023, we did not meet the alternative compliance standards, relating to the market value of listed securities of $35 million or net income from continuing operations of $500,000 in the most recently completed fiscal year.

In accordance with the Nasdaq Listing Rules 5810(c)(2)(C), we were provided 45 calendar days from August 21, 2023, or until October 5, 2023, to submit a plan to regain compliance with the Equity Requirement (the “Compliance Plan”). We submitted the Compliance Plan to Nasdaq on October 5, 2023. On October 31, 2023, we received formal notice that the Staff had granted our request for continued listing on Nasdaq pursuant to an extension, ultimately through February 19, 2024, to evidence full compliance with all applicable criteria for continued listing on The Nasdaq Capital Market, including the $2.5 million stockholders’ equity requirement set forth in Nasdaq Listing Rule 5550(b)(2).

On February 21, 2024, we received a from Nasdaq that we had failed to meet the Minimum Stockholders’ Equity Requirement and that Nasdaq would commence delisting proceedings against us unless we timely requested a hearing before the Nasdaq Hearing Panel (the “Hearing Panel”). On February 28, 2024, we filed a request to appeal any delisting or suspension action by the Nasdaq staff at least pending the issuance of the Hearing Panel’s decision and the expiration of any extension that may be granted to us following the hearing. The hearing is scheduled on April 23, 2024.

If are unable to convince the Hearing Panel to afford us extra time to satisfy the Nasdaq’s listing requirements, or if we are afforded such time and thereafter fail to meet such requirement, our common stock would be subject to delisting by Nasdaq. If the Nasdaq delists our common stock, we could face significant material adverse consequences, including:

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

Sales of a significant number of shares of our common stock in the public markets, or the perception that such sales could occur, including shares of common stock issued in this our January 2024 private placement, could depress the market price of our common stock.

Sales of a significant number of shares of our common stock in the public markets, or the perception that such sales could occur as a result of our utilization of a universal shelf registration statement or otherwise could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities. Notably, we are required to register for public resale in the very near term all of the shares of common stock and common stock underlying warrants issued in our January 2024 private placement, which collectively will represent a very large number of shares relative to our current shares of common stock outstanding. Following the effectiveness of such registration, a large number of shares of our common stock could be sold in the public market, depressing our stock price. Moreover, we cannot in general predict the effect that future sales of our common stock or the market perception that we are permitted to sell a significant number of our securities would have on the market price of our common stock.

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

Effective internal control over financial reporting is necessary for us to provide reliable financial reports in a timely manner. In connection with the audit of our financial statements as of and for the years ended December 31, 2023, and 2022, we identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, we determined that we lacked a sufficient number of qualified accounting and financial reporting personnel with an appropriate level of knowledge, training and experience to address complex accounting issues, sufficient written policies and procedures for accounting and financial reporting in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), and adequate management review controls. In addition, we determined that our financial statement close process includes significant control gaps mainly driven by the small size of our accounting and finance staff and, as a result, a significant lack of appropriate segregation of duties. This includes the ability of users to create and post journal entries without adequate compensating review controls as well as review of system rights on the journal entry and financial close process. In addition, we did not have proper information technology general controls (ITGCs) related to user access, including the performance of user access reviews, access to edit data in applications was not properly restricted, and formal approval of application access was not documented and retained.

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

We may not be effective in implementing these changes or in developing other internal controls, which may undermine our ability to provide accurate, timely and reliable reports on our financial and operating results. Further, we will not be able to fully assess whether the steps we are taking will remediate the material weakness in our internal control over financial reporting until we have completed our implementation efforts and sufficient time passes in order to evaluate their effectiveness. In addition, until we remediate these weaknesses, or if we identify additional material weaknesses in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. Moreover, in the future we may engage in business transactions, such as acquisitions, reorganizations or implementation of new information systems that could negatively affect our internal control over financial reporting and result in material weaknesses.

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

As a public company, we maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated, communicated and discussed with our management, including our Chief Executive Officer and Principal Accounting Officer or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the desired control objectives will be met.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the year ended December 31, 2023. Based on this evaluation, our Chief Executive Officer and Principal Accounting Officer have concluded that, during the period covered by this Report, our disclosure controls and procedures were not effective due to our previously identified material weaknesses in internal control over financial reporting. As a result, we have performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. GAAP. Accordingly, notwithstanding the identified material weaknesses, management, including our Chief Executive Officer and Principal Accounting Officer, believes the financial statements included in this Report are fairly presented, in all material respects, in accordance with U.S. GAAP.

We are an “emerging growth company,” and the reduced reporting requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (“JOBS Act”). For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including exemption from compliance with the auditor attestation requirements of Section 404; the ability to delay the implementation of new or revised financial accounting standards; reduced disclosure obligations regarding executive compensation; and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, the information we provide stockholders will be different than the information that is available with respect to other public companies. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the closing of our IPO, (b) in which we have total annual gross revenue of at least $1.235 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock held by non-affiliates exceeds $700 million as of the end of our prior second fiscal quarter, or (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

Our certificate of incorporation requires that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will, to the fullest extent permitted by law, be the sole and exclusive forum for each of the following:

●	any derivative action or proceeding brought on our behalf;

●	any action asserting a claim for breach of any fiduciary duty owed by any director, officer or other employee of ours to the Company or our stockholders, creditors, or other constituents;

●	any action asserting a claim against us or any director or officer of ours arising pursuant to, or a claim against us or any of our directors or officers, with respect to the interpretation or application of any provision of, the DGCL, our certificate of incorporation, or bylaws; or

●	any action asserting a claim governed by the internal affairs doctrine;

provided that if and only if the Court of Chancery of the State of Delaware dismisses any of the foregoing actions for lack of subject matter jurisdiction, any such action or actions may be brought in another state court sitting in the State of Delaware.

The exclusive forum provision is limited to the extent permitted by law, and it will not apply to claims arising under the Exchange Act or for any other federal securities laws which provide for exclusive federal jurisdiction.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

We maintain standard procedures to help assess, identify and manage material risk posed by cybersecurity threats and regularly evaluate how we can integrate these procedures into our overall risk management processes. For example, we require that all of our employees who have access to our internal network complete formal cybersecurity training upon hire and on a periodic basis, including training on phishing, malware, and other cybersecurity risks. We also continuously evaluate our information technology systems and our practices that relate to our information technology systems. To date, we have not engaged any assessors, consultants, auditors or other third parties in connection with these efforts but may elect to do so in the future.

To the extent we identify areas in our information systems that need improvement, we seek to timely implement and monitor such improvements. While we believe that we have taken appropriate security measures to protect our data and information technology systems, and have been informed by our third-party vendors that they have as well, there can be no assurance that our efforts will prevent breakdowns or breaches in our systems, or those of our third-party vendors, that could materially adversely affect our business and financial condition. For additional information regarding whether risks from cybersecurity threats are reasonably likely to materially affect us, see Item 1A, “Risk Factors — Security threats to our information technology infrastructure and/or our physical buildings could expose us to liability and damage our reputation and business” in this Report.

Governance

One of the functions of our Audit Committee is to identify principal risks related to our company and ensure implementation of appropriate systems to manage these risks, including risks from cybersecurity threats. Our Audit Committee works with members of our management to identify and manage these risks, including cybersecurity risks. We currently outsource a qualified Information Technology Administrator who reports to our Chief Executive Officer. This consultant has over 25 years of experience with cybersecurity, information technology development and deployment and information technology risk assessment and management, including information security management. Our Information Technology Administrator regularly monitors our information technology systems and monitors the prevention, detection, mitigation and remediation of cybersecurity incidents in consultation with our Chief Executive Officer. To the extent necessary, our Chief Executive Officer reports such risks to our Board of Directors.

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

Holders of Record of Common Stock

As of March 25, 2024, there were approximately 120 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. As of such date, there were 16,865,975 shares of our common stock issued and outstanding.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding our securities authorized for issuance under equity compensation plans will be included in Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” of this Report.

Recent Sales of Unregistered Securities

On January 26, 2024, we have raised additional funding from private placements of shares of common stock and common stock purchase warrants for net offering proceeds of $5.5 million.

Issuer Purchases of Equity Securities

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for our fiscal year ended December 31, 2023 should be read in conjunction with the financial statements and related notes thereto included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Report. All information presented herein is based on our fiscal year. Unless otherwise stated, references to particular years, quarters, months or periods refer to our fiscal years ended December 31 and the associated quarters, months and periods of those fiscal years.

Some of the information contained in this discussion and analysis or set forth elsewhere in this Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involves risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements.

Unless the context otherwise requires, all references in this section to the “Company,” “we,” “us,” or “our” refer to RenovoRx, Inc.

Overview

We are a clinical-stage biopharmaceutical company developing proprietary targeted combination therapies for high unmet medical needs with a goal to improve therapeutic outcomes for cancer patients undergoing treatment. Our proprietary Trans-Arterial Micro-Perfusion (TAMP) therapy platform is designed to ensure precise therapeutic delivery to directly target the tumor while potentially minimizing a therapy’s toxicities versus systemic (intravenous (known as “IV”) therapy).

Our novel and patented approach to targeted treatment offers the potential for increased safety, tolerance, and improved efficacy. Our Phase III lead product candidate, RenovoGem, an oncology drug-device combination product, is being investigated under a U.S. Investigational New Drug Application (“IND”) that is regulated by the U.S. Food and Drug Application (“FDA”) 21 CFR 312 pathway. RenovoGem is currently being evaluated for the treatment of locally advanced pancreatic cancer (“LAPC”) by the Center for Drug Evaluation and Research (the drug division of FDA). We also plan to evaluate RenovoGem as a potential therapy in bile duct cancer with other potential pipeline indication opportunities to follow including non-small cell lung cancer, uterine tumors, glioblastoma, and sarcoma.

RenovoGem received FDA Orphan Drug Designation for pancreatic cancer and bile duct cancer, which provides 7 years of market exclusivity upon approval by the FDA of our New Drug Application (“NDA”) for RenovoGem Should such approval be obtained.

We have completed our RR1 Phase I/II and RR2 observational registry studies of RenovoGem, with 20 and 25 patients respectively, in LAPC. These studies demonstrated a median Overall Survival (known as “OS”) of 27.9 months in LAPC patients pre-treated with radiation followed by treatment with RenovoGem. Based on previous large randomized clinical trials, the expected survival of LAPC patients is 12 to 15 months in patients receiving only IV systemic chemotherapy or IV chemotherapy plus radiation (which are both considered standard of care). Unlike the randomized trials that established these standard of care results, our RR1 and RR2 clinical trials did not prospectively control the standard of care therapy received prior to administration of RenovoGem. Based on an FDA safety review of our Phase I/II study, FDA allowed us to proceed to evaluate RenovoGem within our Phase III registrational clinical trial.

Our Phase III registrational trial of RenovoGem for the treatment of LAPC is called TIGeR-PaC. This clinical trial is an ongoing randomized multi-center study using TAMP to evaluate RenovoGem. The study is evaluating trans-arterial delivery, a form of intra-arterial (“IA”) administration, of an FDA-approved chemotherapy, gemcitabine, to treat LAPC following stereotactic body radiation therapy (“SBRT”). The study is comparing treatment of an FDA-approved cancer drug, gemcitabine, with TAMP versus systemic IV administration of gemcitabine and nab-paclitaxel.

Funding permitting, we also plan to evaluate RenovoGem as a potential therapy in bile duct cancer with other potential pipeline indication opportunities to follow including non-small cell lung cancer, uterine tumors, glioblastoma, and sarcoma.

Since our inception, we have devoted substantially all of our efforts to developing our cancer therapy platform and product candidates, raising capital and organizing and staffing our Company. As of December 31, 2023, we have received over $41.9 million in gross proceeds and have financed our operations primarily through issuance of convertible preferred stock, convertible notes, securities in our IPO, common stock purchase warrants, a registered direct offering in April 2023 and a loan pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief and Economic Security Act (the CARES Act). After deducting underwriting discounts, commissions, placement fees, legal fees, and other professional expenses of $3.6 million, our net offering proceeds were $38.3 million. Subsequent to December 31, 2023, we have raised additional funding from private placements of shares of common stock and common stock purchase warrants for net offering proceeds of $5.5 million.

We have incurred significant operating losses and generated negative cash flows from operations since our inception. As of December 31, 2023, we had cash and cash equivalents of $1.2 million. We had net losses of $10.2 million and $9.9 million for the years ended December 31, 2023, and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $41.4 million. We expect to continue to incur significant expenses, increasing operating losses and negative cash flows for the foreseeable future. We do not expect to generate revenues from product sales unless and until we successfully complete development and obtain regulatory approval for one or more product candidates. Given economic and market conditions and timing of regulatory approval, we expect that our expenses will increase in connection with our ongoing research and development activities, particularly if and when we decide to:

●	Advance clinical development of RenovoGem and our platform technology by continuing to enroll patients in our ongoing Phase III TIGeR-PaC clinical trial, expanding the number of clinical trials including our potential clinical trial in eCCA, and advancing RenovoGem through preclinical and clinical pipeline indication opportunities;

●	Hire additional research, development, engineering, and general and administrative personnel;

●	Pursue collaborations, licensing arrangements or other strategic or commercial activities relating to our technology;

●	Maintain, expand, enforce, defend, and protect our intellectual property portfolio; and

●	Expand our operational, financial and management systems and increase personnel, including personnel to support our clinical development, manufacturing and commercialization efforts and our operations as a public company.

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

Due to our recurring operating losses and the expectation that we will continue to incur net losses in the future, we will be required to raise additional capital to complete the development and commercialization of our product candidates. We have historically financed our operations primarily through private sales of our equity, debt financing and the sale of common stock and warrants in our IPO. To raise additional capital, we may seek to sell additional equity and/or debt securities, obtain a credit facility or other loan or enter into collaborations, licenses or other similar arrangements, which we may not be able to do on favorable terms, or at all.

On January 26, 2024, we completed a private placement to 92 accredited investors with gross proceeds of $6.1 million. The private placement included issuing 6,133,414 shares of our common stock including 6,133,414 million common stock warrants, expiring five years from the date, January 26, 2024, to purchase additional common shares. In connection with the private placement, we entered into a placement agent agreement, as additional compensation to the placement agent, and issued 511,940 common stock warrants expiring five years from the settlement date.

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

Our financial statements as of December 31, 2023 have been prepared on a going concern basis and do not include any adjustments that may result from the outcome of this uncertainty. Based on our operating plans, we expect that our current cash and cash equivalents as of the date of this Report will be sufficient to fund our operating, investing and financing cash flow needs through the fourth quarter of 2024, assuming our programs advance as currently contemplated.

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

Other Income (Expenses), Net

Interest Income (Expense) Net

Interest expense consists of expense for the amortization of Directors and Officers liability insurance premiums.

Interest income is earned from cash deposited in our short-term marketable securities and money market account.

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability represents the gain or loss reported from the change in the fair value of the common warrant liability for warrants issued under the registered direct offering. On April 3, 2023, we completed a registered direct offering financing issuing common shares and common warrants. The fair value of the common warrant per share was $2.77 and $1.69 on April 3, 2023 and December 31, 2023, respectively. The decrease in the fair value was primarily due to the decrease in our stock price.

Transaction Costs Allocated to Common Warrant Liability

Direct offering costs incurred on our registered direct financing consist principally of agency placement fees, legal and other professional expenses.

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

Results of Operations

Comparison of the Years Ended December 31, 2023 and 2022

The following table summarizes the significant components of our results of operations for the periods presented (in thousands, except percentages):

	Years Ended December 31,		Increase / (Decrease)
	2023	2022	$	%
Operating expenses:
Research and development	$5,667	$4,301	$1,366	32%
General and administrative	5,729	5,649	80	1%
Total operating expenses	11,396	9,950	1,446	15%
Loss from operations	(11,396)	(9,950)	(1,446)	15%
Other income (expense), net
Interest income (expense), net	108	57	51	89%
Other income (expense), net	-	4	(4)	n/a
Change in fair value of common warrant liability	1,709	-	1,709	n/a
Transaction costs allocated to common warrant liability	(653)	-	(653)	n/a
Total other income (expense), net	1,164	61	1,103	1808%
Net loss	$(10,232)	$(9,889)	$(343)	(3)%

Research and Development

The following table summarizes our research and development expenses (in thousands):

	Years Ended December 31,		Increase / (Decrease)
	2023	2022	$
Preclinical research and development	$1,498	$1,861	$(363)
Clinical development	2,842	1,548	1,294
Personnel	1,072	690	382
Regulatory	351	343	8
Clinical site payments for RenovoCath devices	(96)	(141)	45
Total research and development	$5,667	$4,301	$1,366

Research and development expenses were $5.7 million for the year ended December 31, 2023 compared to $4.3 million for the year ended December 31, 2022, an increase of $1.4 million. The period-over-period increase in research and development expenses is primarily driven by $1.3 million increase in clinical development expense, which includes an increase of $0.7 million for additional Phase III clinical sites and new patient enrollments and an increase of $0.5 million for clinical consultants, an increase of $0.4 million in personal expense for employees and benefits, offset by a decrease of $0.4 million in preclinical research and development expense, which includes a decrease of $0.4 million in costs associated with a secondary manufacturer of RenovoCath delivery devices. Regulatory expense and cash payments made for use of RenovoCath delivery devices used in Phase III clinical trial were relatively flat for the year ended December 31, 2023 compared to the previous year. Payments received from clinical trial sites for the devices have been adequate to cover our direct costs of manufacturing the RenovoCath delivery devices and to offset research and development expenses. We expect the costs of research and development to remain at the current levels next year as we continue to target our efforts on our Phase III TIGeR-PaC clinical trial study, including the preparation of second interim analysis which will be triggered by the 52nd event (death of patient), estimated to occur in late 2024.

General and Administrative Expenses

The following table summarizes our general and administrative expenses (in thousands):

	Years Ended December 31,		Increase / (Decrease)
	2023	2022	$
Professional services and other	$2,726	$3,166	$(440)
Personnel	2,468	1,916	552
Legal fees	535	567	(32)
Total general and administrative	$5,729	$5,649	$80

General and administrative expenses were $5.7 million for the year ended December 31, 2023 compared to $5.6 million for the year ended December 31, 202, an increase of $0.1 million. The period-over-period increase in general and administrative expenses was primarily attributable to an increase of $0.6 million in personnel expense primarily due to salaries and benefits recognized for a full year vs. a partial year in fiscal year 2022, offset by a decrease of $0.4 million in professional services and other, including incurring $0.3 million less in consulting fees, $0.3 million less in directors and officers insurance, $0.3 million less in office support, $0.2 million increase in the allocation of general and administrative expenses to research and development, offset by a $0.8 million increase in investor and public relation services. Legal fees expense was relatively flat for the year ended December 31, 2023 compared to the previous year. We expect general and administrative expenses to be lower in the next fiscal year as we reduce spending in all three subgroups above.

Interest (Expense) Income, Net (in thousands)

	Years Ended December 31,		Increase / (Decrease)
	2023	2022	$
Interest income (expense), net	$108	$57	$51

Interest income was $0.1 million for the years ended December 31, 2023, and December 31, 2022. Interest income represents income earned on excess operating cash invested in short-term U.S. Treasury bills.

Change in Fair Value of Common Warrant Liability (in thousands)

	Years Ended December 31,		Increase / (Decrease)
	2023	2022	$
Change in fair value of common warrant liability	$1,709	$-	$1,709

The change in fair value of common warrant liability was $1.7 million for the year ended December 31, 2023. The increase was primarily due to a $1.7 million change in the fair value of the common warrant due to a decrease in our common stock price during the period.

Transaction Costs Allocated to Warrant Liability (in thousands)

	Years Ended December 31,		Increase / (Decrease)
	2023	2022	$
Transaction costs allocated to warrant liability	$(653)	$-	$(653)

Transaction costs allocated to the common warrants from the Registered Direct Offering (“RDO”) were $0.7 million.

Liquidity and Capital Resources

For the years ended December 31, 2023 and December 31, 2022, our net losses were $10.2 million and $9.9 million, respectively. As of December 31, 2023, we had an accumulated deficit of $41.4 million. Our primary requirements for liquidity have been to fund our clinical trial activity and general corporate and working capital needs.

On April 3, 2023, we completed the RDO under our shelf registration statement on Form S-3 for the purchase and sale of 1,557,632 shares of Common Stock (or Pre-funded Common Warrants) at a purchase price of $3.21 per share of Common Stock (or Pre-Funded Common Warrants) to a certain institutional investor. Additionally, in a concurrent private placement, we issued to the investor Common Warrants to purchase up to 1,947,040 shares of its Common Stock. The aggregate gross proceeds from the March 2023 Offering were $5.0 million, and the net offering proceeds were $4.3 million after deducting placement agent fees and placement agent’s expenses of $0.4 million and other professional expenses of $0.3 million.

As of December 31, 2023, we have received over $41.9 million in gross proceeds through various financial arrangements to include the issuance of preferred stock, convertible debt, securities in our IPO, common warrants, RDO and other various loans. After deducting underwriting discounts, commissions, placement fees, legal fees, and other professional expenses of $3.6 million, our net offering proceeds were $38.3 million.

Based on our operating plans, we do not expect that our current cash and cash equivalents as of December 31, 2023, will be sufficient to fund our operating, investing and financing cash flow needs for at least the next twelve months, assuming our programs advance as currently contemplated. Based upon this review and our current financial condition, the Company has concluded that substantial doubt exists as to our ability to continue as a going concern. We have (including our private placement in January 2024 as described below) and believe we will continue to be able to raise additional capital through debt financing, private or public equity financings, license agreements, collaborative agreements or other arrangements with other companies, or other sources of financing. However, there can be no assurances that such financing will be available or will be at terms acceptable to us, or at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our clinical trials or other operations. If any of these events occur, our ability to achieve our operational goals would be adversely affected. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described in the section titled “Risk Factors.” Depending on the severity and direct impact of these factors on us, we may be unable to secure additional financing to meet our operating requirements on commercially acceptable terms favorable to us, or at all.

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

On January 26, 2024, we completed a private placement to 92 accredited investors with gross proceeds of $6.1 million. The private placement included issuing 6,133,414 shares of our common stock including 6,133,414 million common stock warrants, expiring five years from the date, January 26, 2024, to purchase additional common shares. In connection with the private placement, we entered into a placement agent agreement, as additional compensation to the placement agent, and issued 511,940 common stock warrants expiring five years from the settlement date. See “Note 12. Subsequent Events” in Notes to Financial Statements.

We have financed our operations primarily through the issuance and sale of convertible preferred stock and convertible debt. Through the date of this report, we have raised an aggregate of $48.0 million from private placements of our convertible preferred stock, convertible debt securities, the issuance of securities in our IPO, various loans and the exercise of warrants and common stock options.

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

The following table summarizes our cash flows for the periods indicated (in thousands):

	2023	2022
Net cash (used in) provided by:
Operating activities	$(10,258)	$(8,811)
Investing activities	2,032	(2,032)
Financing activities	5,008	42
Decrease in cash and cash equivalents	$(3,218)	$(10,801)

Cash Used in Operating Activities

Net cash used in operating activities was $10.3 million for the year ended December 301, 2023, which was primarily attributable to our net loss of $10.2 million and noncash charges of $0.6 million, adjusted for net changes in operating assets and liabilities of $0.6 million. Noncash charges included primarily of stock-based compensation expense, and loss on the fair value of common warrants. Net cash used in operating activities for the year ended December 31, 2022 reflected a net loss of $9.9 million adjusted for a net change in our operating assets and liabilities of $0.4 million, offset by net non-cash charges of $0.7 million consisting primarily of stock-based compensation expense.

Cash Provided By/Used in Investing Activities

Net cash provided by investing activities for the year ended December 31, 2023 was $2.0 million consisted of proceeds of U.S. Treasury bills, which are classified as available-for-sale securities. Net cash used in investing activities for the year ended December 31, 2022 was $2.0 million consisted of purchases and proceeds of U.S. Treasury bills, which are classified as available-for-sale securities.

Cash Provided by Financing Activities

Net cash provided by financing in the year ended December 31, 2023 was $5.0 million, consisting primarily of proceeds of 5.0 million from the issuance of common stock in our RDO. Net cash provided by financing in the year ended December 31, 2022, was $42,000 consisted of exercise of stock options.

Contractual Obligations and Other Commitments

There have been no significant changes in our contractual obligations or other commitments as of December 31, 2023. As of the date of this Report, we have no contractual obligations or other commitments.

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

Stock-Based Compensation

We estimate the fair value of stock options using the Black-Scholes option pricing model, which incorporates various assumptions including those related to the fair value of our common stock, volatility, expected term, and risk-free interest rate. Compensation related to service-based awards is recognized starting on the grant date on a straight-line basis over the vesting period, which is generally four years, see “Note 7. Equity Incentive Plan – Stock-Based Compensation and Common Stock Warrants” in Notes to Financial Statements.

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

Pre-Funded Common Warrants and Common Warrants

We evaluate Pre-Funded Common Warrants and Common Warrants issued in connection direct financing to determine whether such warrants qualify for equity classification, or meet the definition of a derivative instrument, classified as a liability on the Balance Sheets and measured at fair value at inception and at each reporting date with changes in fair value recognized in the Statements of Operations and Comprehensive Loss in the period of change.

Direct Offering Costs

Direct offering costs consist principally of commissions, placement fees and other expenses, including other professional expenses incurred. We evaluate the terms under the financing agreement to determine the classification of direct costs in the accompanying Balance Sheets or accompanying Statements of Operations and Comprehensive Loss or some combinations of both.

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

Recently Issued and Adopted Accounting Pronouncements

See “Note 2. Summary of Significant Accounting Policies” in Notes to Financial Statements, to our audited financial statements included elsewhere in this Report for more information.

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

None

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the year ended December 31, 2022. Based on this evaluation, our Chief Executive Officer and Principal Accounting Officer have concluded that, during the period covered by this Report, our disclosure controls and procedures were not effective due to our previously identified material weaknesses in internal control over financial reporting. As a result, we have performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. GAAP. Accordingly, notwithstanding the identified material weaknesses, management, including our Chief Executive Officer and Principal Accounting Officer, believes the financial statements included in this Report are fairly presented, in all material respects, in accordance with U.S. GAAP.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated, communicated and discussed with our management, including our Chief Executive Officer and Principal Officer or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that controls and procedures, no matter how well designed and operated, can only provide reasonable, not absolute, assurance the desired control objectives will be met. In reaching a reasonable level of assurance, management has weighed the cost of contemplated controls against their intended benefits. The design of any system of controls is based on management’s assumptions about the likelihood of future events. We cannot assure you that our controls will achieve their stated goals under all possible conditions. Changes in future conditions may render our controls inadequate or may cause our degree of compliance with them to deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

(b) Management’s Report on Internal Control over Financial Reporting

For the fiscal year ended December 31, 2023, our management identified a material weakness in our internal control over financial reporting related to our control environment. A material weakness is a deficiency, or combination of significant deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

Specifically, we have determined that we have not maintained adequate formal accounting policies, processes and controls related to complex transactions as a result of a lack of finance and accounting staff with the appropriate GAAP technical expertise needed to identify, evaluate and account for complex and non-routine transactions. We also determined that we have not maintained sufficient staffing or written policies and procedures for accounting and financial reporting, which contributed to the lack of a formalized process or controls for management’s timely review and approval of financial information. More specifically, we have determined that our financial statement close process includes significant control gaps mainly driven by the small size of our accounting and finance staff and, as a result, a significant lack of appropriate segregation of duties. This includes the ability of users to create and post journal entries without adequate compensating review controls as well as review of system rights on the journal entry and financial close process. In addition, we did not have proper information technology general controls (ITGCs) related to user access, including the performance of user access reviews, access to edit data in applications was not properly restricted, and formal approval of application access was not documented and retained.

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

We intend to complete the implementation of our remediation plan when we have sufficient cash to remediate our material weakness. Although we believe that our remediation plan will improve our internal control over financial reporting, additional time may be required to fully implement it and to make conclusions regarding the effectiveness of our internal control over financial reporting. Our management will closely monitor and modify, as appropriate, the remediation plan to eliminate the identified material weakness.

This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by SEC rules for newly public companies. For as long as we remain an emerging growth company under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting. When we lose our status as an emerging growth company and reach an accelerated filer threshold, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting.

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Officers

The following table and text set forth the names and ages of our directors and executive officers, as well as certain other officers of our company, as of the date of this Report. Our Board of Directors is comprised of only one class of directors. Also provided herein are brief descriptions of the business experience of each director and executive officer during the past five years (based on information supplied by them) and an indication of directorships held by each director in other public companies subject to the reporting requirements under the federal securities laws.

Name	Age	Position(s) and Office(s) Held with the Company
Shaun R. Bagai	47	Chief Executive Officer and Director
Ramtin Agah, M.D.	58	Chief Medical Officer and Director
Kirsten Angela Macfarlane	59	Director
Laurence J. Marton, M.D.	80	Director
Una S. Ryan, O.B.E., Ph.D., D.Sc.	82	Director
Robert Spiegel, M.D. FACP	74	Director
Ronald B. Kocak	66	Vice President, Controller and Principal Accounting Officer
Leesa Gentry	54	Chief Clinical Officer

Shaun R. Bagai. Mr. Bagai has served as our Chief Executive Officer and director since June 2014. Prior to joining us, Mr. Bagai led Global Market Development for HeartFlow, Inc. from 2011 to 2014, which included directing Japanese market research, regulatory/payer collaboration, and Key Opinion Leader development to create value resulting in a company investment to form HeartFlow-Japan. During his tenure at HeartFlow, he successfully orchestrated its largest clinical trial to date and contracted HeartFlow’s first global customers. In addition, Mr. Bagai has launched innovative technologies into regional and global marketplaces in both large corporations and growth-phase novel technology companies. He was instrumental in developing the European market for renal denervation for the treatment of hypertension leading to the acquisition of the first renal denervation company — Ardian, Inc. by Medtronic in 2011. Mr. Bagai is a graduate from the University of California, Santa Barbara with a BSc. in Biology/Pre-Med.

Mr. Bagai brings over eight years of experience leading RenovoRx. During his tenure, we received several FDA clearances and CE Mark for the device component of the drug/device combination, were issued several U.S. and European patents, began to scale production of our catheter delivery system, conducted and reported on our Phase 1/2 and observational registry clinical studies, launched our ongoing Phase 3 study, and completed multiple financings, including our IPO. Mr. Bagai not only has a deep understanding of, and experience with our therapy platform, but also has an extensive background in operations, clinical development and medical device market development and commercial launch, making him well-positioned to lead our management team and provide essential insight to the Board.

Ramtin Agah, M.D. Dr. Agah has served as our Chief Medical Officer and Co-Founder since December 2009, and as Chairman of the Board since May 2018. Dr. Agah is currently an Interventional Cardiologist at El Camino Hospital, Mountain View, a role he began in September 2005. He also has acted as a physician consultant for Abbott Vascular since July 2012. Previously, Dr. Agah was an Assistant Professor of Internal Medicine with the Division of Cardiology, University of Utah. Dr. Agah completed a fellowship in Interventional Cardiology with Cleveland Clinic Foundation, a residency in Internal Medicine with Baylor College of Medicine and a fellowship in Cardiology with University of California, San Francisco (“UCSF”). He received his M.D. from the University of Texas Southwestern Medical School.

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

Kirsten Angela Macfarlane. Ms. Macfarlane has served as our director since September 2018. She currently serves as CEO of Perceive Biotherapeutics, Inc., a biotech company dedicated to solving the major unsolved causes of vision loss. Ms. Macfarlane founded and serves as a Managing Partner of ForSight Labs, LLC an ophthalmic incubator formed in 2005 to focus on innovation in ophthalmology which has started eight companies in both therapeutics and medical devices. Ms. Macfarlane served as both the founding CEO of ForSight VISION4, Inc. through the acquisition (acquired by ROCHE - FDA approved SUSVIMO®), and the founding CEO of ForSight VISION5, Inc. and then at acquisition (acquired by Allergan plc). Previously, Ms. Macfarlane served as Chief Technology Counsel to The Foundry, LLC, a medical technology incubator, and Technology Counsel for Thomas J. Fogarty, M.D., a renowned physician/entrepreneur where she participated in formation development of nine companies from 1999 to 2004. She previously served on the senior management teams and counsel at TransVascular, Inc. (acquired by Medtronic), AneuRx, Inc. (acquired by Medtronic), and VidaMed Inc. (through its initial public offering). Ms. Macfarlane is an inventor on 25 U.S. issued patents. She received her BA in Business Administration from San Francisco State University, and her J.D. from Golden Gate University School of Law. She currently serves on the board of Perceive Biotherapeutics, Inc., ForSight VISION6, Inc., Recognify Life Sciences, Inc., Spiral Therapeutics, Inc., and the non-profit Fogarty Innovation and is a mentor in the Ferolyn Powell Leadership Program.

Ms. Macfarlane brings extensive operational, business development and management expertise to our Board. She has extensive experience in drug/device combination therapies with successful exits to large biotech and pharmaceutical companies. Her experience leading and growing companies is invaluable to us as we continue to develop our pipeline and identify new indications and small molecules to be used with our therapy platform. Ms. Macfarlane’s background and experience positions her well to serve as the Chairperson of the Compensation Committee and as a member of the Nominating and Corporate Governance Committee.

Laurence J. Marton, M.D. Dr. Marton serves as a consultant to industry and to nonprofit, government, and academic institutions and has served as a director of our company since 2012. In the nonprofit sector, Dr. Marton is an Emeritus Member of the Board of Trustees of the American Association for Cancer Research Foundation and is on the Board of Directors of Cancer Commons. In the for-profit sector, he serves on the Boards of Directors of Cellsonics, Matternet, Microsonic Systems, Nanotics, Omniox, and xCures and is an advisor to Assurance Health Data, PharmaJet, and the Precision Medicine World Conference. Previously, Dr. Marton was Dean of the University of Wisconsin Medical School and chaired the Department of Laboratory Medicine at UCSF, where he was a Professor in the Departments of Laboratory Medicine and Neurological Surgery. Dr. Marton received his M.D. from the Albert Einstein College of Medicine.

Dr. Marton brings deep experience in cancer research and treatment, operational expertise and years of working in the life sciences industry to our Board. His strategic advisory experience and membership on boards of various organizations make him a valuable member of our Audit and Nominating and Corporate Governance Committees.

Una S. Ryan, O.B.E., Ph.D., D.Sc. Dr. Ryan has served as our director since 2013. Dr. Ryan has extensive experience leading public, private and non-profit companies. She serves on the boards of Cortexyme, Inc. (Nasdaq: CRTX), Elemental Machines, Inc. (chair), Cambridge in America, and Bristol University U.S. Foundation (chair). Dr. Ryan is a limited partner at Breakout Ventures, L.P. and Lionheart Ventures Fund, L.P. She focuses on women-led ventures as Managing Director of Golden Seeds, and a partner in Astia Angels. She has a large portfolio of early-stage companies in San Francisco and Boston. She was a serial CEO of Diagnostics for All, Inc., Waltham Technologies, Inc., and AVANT Immunotherapeutics, Inc. (now Celldex Therapeutics, Inc.). Continuing a career translating science to successful businesses, Dr. Ryan is now translating science to art and founded ULUX, bringing science perspectives to the art world. Dr. Ryan holds a Ph.D. from Cambridge University, B.Sc. degrees and honorary D.Sc. from Bristol University. Her academic career included Professorships of Medicine at Miami, Washington and Boston Universities. She held the titles Howard Hughes Investigator, American Heart Association Established Investigator, and NIH MERIT Awardee. She has received numerous awards including the Albert Einstein Award (2007) for outstanding achievement in the life sciences, the Cartier Award (2009) and World Economic Forum Tech Pioneer (2011). In 2002, Her Majesty Queen Elizabeth II awarded Dr. Ryan the Order of the British Empire.

Dr. Ryan brings both extensive operations, investment and life sciences industry experience to our Board. Her public company operational, financial and corporate governance experience is a valuable resource to our Board and makes her well-positioned to serve as the Chair of the Nominating and Governance Committee and the Audit Committee.

Robert Spiegel, M.D., FACP. Dr. Spiegel brings more than 40 years of biopharmaceutical experience to our Board. He was involved in more than 30 successful New Drug Application (NDA) approvals by the FDA and the development and launch of multiple products with annual sales exceeding $1 billion. While at Schering-Plough, he served as Sr. Vice President of Worldwide Clinical Research and Chief Medical Officer. He was involved in the development of numerous cancer drugs and led the development of Remicade® (infliximab), Temodar® (temozolomide), and alpha-interferon (Intron A) through PH I-III studies, securing the first FDA approval for a biologic protein. After Merck acquired Schering-Plough in 2009, Dr. Spiegel became Chief Medical Officer at PTC Therapeutics where he led the company to EU Conditional Approval for the first drug ever approved for Duchene Muscular Dystrophy.

Dr. Spiegel currently serves on numerous publicly listed and privately held boards, including Geron Corporation, Cyclacel Pharmaceuticals, Ayala Pharmaceuticals, and Sun Pharma Advanced Research Corp. He also is an Associate Professor of Medicine at Weill Cornell Medical College, an Advisor to Warburg Pincus and Israel Biotech Fund, and a member of the Leukemia and Lymphoma Society TAP committee. Dr. Spiegel completed his Medical Oncology fellowship at the National Cancer Institute and received his M.D. from the University of Pennsylvania.

Dr. Spiegel brings to the Board valuable drug development expertise. His strategic advisory experience and membership on boards of various organizations would make him a valuable member of our Nominating and Corporate Governance Committee and Compensation Committee.

Other Officers

Ronald B. Kocak, CPA, CGMA. Mr. Kocak was appointed as our Principal Accounting Officer on February 8, 2024, and has served as our Vice President and Controller since October 2021. Prior to joining our company, from 2017 to 2020, he served as Controller and Senior Director of Finance at Sensei Biotherapeutics, Inc., where he led the finance and accounting activities, including the information technology operations, for initial public offering readiness. From 2008 through 2013, he served as the Corporate Controller and Chief Accounting Officer for Nabi Biopharmaceuticals, a Nasdaq-listed company, and was an integral member leading that company’s reverse merger acquisition and transitioning all finance and accounting activities. During his career, he has held various senior accounting and finance roles and provided consulting services for public and private companies. He holds a Bachelor of Science in accounting from Duquesne University and a Certified Public Accounting license in the Commonwealth of Virginia. Mr. Kocak is also a member of the American Institute of Certified Public Accountants and Association of Bioscience Financial Officers, and a Chartered Global Management Accountant. We believe Mr. Kocak is qualified for his position because of his extensive experience in public company accounting and finance operations and because of his existing knowledge of our company and our industry.

Leesa Gentry. Ms. Gentry has served as our Chief Clinical Officer since March 1, 2024 and previously served as our Senior Vice President of Clinical Operations since April 2023. From January 2019 to February 2023, Ms. Gentry served as Senior Vice President of Clinical Development and Operations for Evotec, GmbH (“Evotec”). Prior to her tenure at Evotec, Ms. Gentry spent 13 years, from November 2005 through December 2018, serving in positions of increasing responsibility for Otsuka Pharmaceutical Development and Commercialization. These positions include Director, Associate Director, Sr. Manager of Clinical Management, and Program Manager. Prior to her tenure with Otsuka, Ms. Gentry held clinical management positions within contract research organizations from 1995 to 2005, including IQVIA, PPD, Omnicare CR, and IBRD-Rostrum Global. Ms. Gentry holds an M.A. in psychology from the University of Mary Hardin-Baylor, as well as an M.S. in social gerontology and a B.A. in psychology from the University of Central Missouri. We believe Ms. Gentry is qualified for her position because of her extensive experience in clinical and regulatory affairs and because of her existing knowledge of our company and our industry.

Involvement in Certain Legal Proceedings

During the past ten years, none of our directors or executive officers have been involved in any legal proceedings described in Item 401(f) of Regulation S-K.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC reports of beneficial ownership and reports of changes in beneficial ownership in our securities. Based solely upon a review of Forms 3, 4 and 5, and amendments thereto, filed electronically with the SEC during the year ended December 31, 2023, we believe that all Section 16(a) filings applicable to its directors, officers, and 10% stockholders were filed on a timely basis during the year ended December 31, 2023, except that Angela Helms, our former Chief Operating Officer who resigned effective March 1, 2024, Ramtin Agah, our Chief Medical Officer and Chairman of the Board, and Shaun Bagai, our Chief Executive Officer and Director, each filed one late Form 4.

Board Leadership Structure

Our Board of Directors is currently chaired by Dr. Agah. We separate the roles of Chief Executive Officer and Chairman of the Board in recognition of the differences between the two roles. The Chief Executive Officer is responsible for setting the strategic direction for our company and the day-to-day leadership and performance of our company, while the Chairman of the Board of Directors provides guidance to the Chief Executive Officer and presides over meetings of the full Board of Directors. We believe that this separation of responsibilities provides a balanced approach to managing the Board of Directors and overseeing our company.

Our Board of Directors had appointed a Lead Independent Director, David Diamond, who passed away in late 2023. At the present time, given the attributes of our independent directors, our Board of Directors does not believe a Lead Independent Director is necessary.

Role of the Board in Risk Oversight

Our Board of Directors takes an active role, as a whole and also at the committee level, in overseeing the management of our risks. Our Board of Directors is responsible for general oversight of risks and regularly reviews and discusses with management our major risk exposures, their potential impact on our business and the steps we take to manage them. The risk oversight process includes receiving regular reports from committees of the Board and members of senior management to enable our Board of Directors to understand our risk identification, risk management and risk mitigation strategies with respect to areas of potential material risk, including operations, clinical, finance, legal, regulatory, strategic and reputational risk.

The Compensation Committee is responsible for overseeing the management of risks relating to our executive compensation plans and arrangements. The Audit Committee is responsible for overseeing the management of risks relating to accounting matters and financial reporting. The Nominating and Corporate Governance Committee is responsible for overseeing the management of risks associated with the independence of our Board of Directors and potential conflicts of interest. Although each committee is responsible for evaluating certain risks and overseeing the management of such risks, our entire Board of Directors is regularly informed of each committee’s risk oversight activities through regular reports to the Board. The Board’s role in risk oversight is consistent with our leadership structure, with the Chief Executive Officer and other members of senior management having responsibility for assessing and managing our risk exposure, and the Board and its committees providing oversight in connection with those efforts.

Executive Sessions of Independent Directors

In order to promote open discussion among independent directors, our Board of Directors has a policy of conducting executive sessions of independent directors on a periodic basis, and typically has such a session after each regularly scheduled Board of Directors meeting.

Board Meetings

During the fiscal year ended December 31, 2023, our Board of Directors held six meetings (including regularly scheduled and special meetings), and each director attended at least 75% of the aggregate of (i) the total number of meetings of our Board of Directors held during the period for which he or she has been a director and (ii) the total number of meetings held by all committees of our Board of Directors on which he or she served during the periods that he or she served. Although we do not have a formal policy regarding attendance by members of our Board of Directors at annual meetings of stockholders, we encourage our directors to attend.

Board Committees

Our Board of Directors has established an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee, each of which has the composition and the responsibilities described below.

As of the date of this Report, the membership of the standing committees was as follows:

Board Member	Audit	Compensation	Nominating & Corporate Governance
Shaun R. Bagai	—	—	—
Ramtin Agah, M.D.	—	—	—
Kirsten Angela Macfarlane	—	Chair	X
Laurence J. Marton, M.D.	X	—	X
Una S. Ryan, O.B.E., Ph.D., D.Sc.	Chair	—	Chair
Robert J. Spiegel, M.D. FACP	X	X	—

Audit Committee

The members of our Audit Committee are Una S. Ryan, O.B.E., Ph.D., D.Sc., Laurence J. Marton, M.D. and Robert J. Spiegel, M.D. FACP. Dr. Ryan is the chair of our Audit Committee. Our Board has determined that our independent Director Dr. Ryan qualifies as an “audit committee financial expert,” as that term is defined under the SEC rules implementing Section 407 of the Sarbanes-Oxley Act of 2002, who possesses financial sophistication, as defined under the rules of Nasdaq. Our Audit Committee oversees our corporate accounting and financial reporting process and assists our Board of Directors in monitoring our financial systems. As more fully described in its charter, the Audit Committee also:

●	selects, retains and evaluates the performance and independence of our independent registered public accounting firm;

●	approves audit and non-audit services and fees of the independent registered public accounting firm;

●	reviews financial statements and discusses with management and the independent registered public accounting firm our annual audited and quarterly financial statements, the results of the independent audit and the quarterly reviews and the reports and certifications regarding internal controls over financial reporting and disclosure controls;

●	prepares the Audit Committee report that the SEC requires to be included in our annual proxy statement;

●	reviews reports and communications from the independent registered public accounting firm;

●	reviews the adequacy and effectiveness of our internal controls and disclosure controls and procedures;

●	reviews our policies on risk assessment and risk management;

●	monitors and administers our Code of Business Conduct and Ethics;

●	reviews, approves and oversees related party transactions and any other potential conflict of interest situations; and

●	establishes and oversees procedures for the receipt, retention, and treatment of accounting-related complaints and the confidential submission by our employees of concerns regarding questionable accounting or auditing matters.

Our Audit Committee operates under a written charter that satisfies the applicable rules of the SEC and the listing standards of Nasdaq. A current copy of the charter is available on our website under the “Investors - Corporate Governance – Documents and Charters” tabs at https://renovorx.com/investors/corporate-governance/documents-charters. During 2023, our Audit Committee held 4 meetings.

Compensation Committee

The members of our Compensation Committee are Kirsten Angela Macfarlane and Robert J. Spiegel, M.D. FACP. Ms. Macfarlane is the chair of our Compensation Committee. Our Compensation Committee oversees our overall compensation philosophy and compensation policies, incentive- and equity-based plans and policies and evaluates and approves the compensation plans and programs advisable for our company. As more fully described in its charter, the Compensation Committee also:

●	reviews and approves, or recommends to the Board of Directors for approval, corporate performance goals and objectives;

●	reviews and approves or recommends to the Board of Directors for approval compensation for our Chief Executive Officer, other executive officers and directors;

●	reviews and approves the adoption, amendment and termination of any employment and any severance, change in control or other compensatory arrangements for our executive officers;

●	reviews regional and industry-wide compensation practices and trends to assess the propriety, adequacy and competitiveness of our executive compensation programs;

●	reviews our compensation policies and practices for all employees regarding risk-taking incentives and risk management policies and practices; and

●	administers our equity compensation plans.

Our Compensation Committee operates under a written charter that satisfies the applicable rules of the SEC and the listing standards of Nasdaq. A current copy of the charter is available on our website under the “Investors - Corporate Governance – Documents and Charters” tabs at https://renovorx.com/investors/corporate-governance/documents-charters. During 2023, our Compensation Committee held 5 meetings.

Compensation Committee Interlocks and Inside Participation

None of the members of our Compensation Committee is or has been an officer or employee of our company. None of our executive officers currently serves, or in the past fiscal year has served, as a member of the Board of Directors or Compensation Committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire Board of Directors) of any entity that has one or more executive officers serving on our Board of Directors or Compensation Committee.

Nominating and Corporate Governance Committee

The members of our Nominating and Corporate Governance Committee are Una S. Ryan, O.B.E., Ph.D., D.Sc., Laurence J. Marton, M.D., and Kirsten Angela Macfarlane. Dr. Ryan is the chair of our Nominating and Corporate Governance Committee. Our Nominating and Corporate Governance Committee oversees and assists our Board of Directors in identifying, evaluating, and recommending nominees for election to our Board of Directors and its committees, based on its evaluation of the Board’s and its committees’ composition, reviewing developments in corporate governance practices and maintaining our corporate governance policies. As more fully described in its charter, the Nominating and Corporate Governance Committee also:

●	evaluates the adequacy of our corporate governance practices and reporting;

●	evaluates the performance of our Board of Directors and of individual directors;

●	reviews our Code of Business Conduct and Ethics and recommends changes to our Board of Directors, as appropriate; and

●	reviews stockholder proposals and makes recommendations to our Board of Directors, as appropriate.

Our Nominating and Corporate Governance Committee operates under a written charter that satisfies the applicable rules of the SEC and the listing standards of Nasdaq. A current copy of the charter is available on our website under the “Investors - Corporate Governance – Documents and Charters” tabs at https://renovorx.com/investors/corporate-governance/documents-charters. Our Nominating and Corporate Governance Committee was constituted in June 2021. During 2023, our Nominating and Corporate Governance Committee held 3 meetings.

Director Nomination Process

The Nominating and Corporate Governance Committee is responsible for identifying individuals qualified to become members of the Board, consistent with criteria approved by the Board, and for recommending to the Board the nominees for election as directors at any meeting of stockholders and the persons to be elected by the Board to fill vacancies or newly created directorships. The Nominating and Corporate Governance Committee periodically reviews with the Board the size and composition of the Board as a whole and the requisite skills and criteria for new directors.

Review of Incumbent Directors

The Nominating and Corporate Governance Committee considers, among other things, the performance, experience, tenure, qualifications, and skills of incumbent directors, including their respective attendance records and personal attributes as required under our Corporate Governance Guidelines, as well as the need for diversity and financial or other specialized expertise, before making a determination to recommend incumbent directors for nomination for election or re-election as directors. The Nominating and Corporate Governance Committee generally will nominate incumbent directors who continue to qualify based upon the criteria considered by the Committee and who are willing to continue to serve on the Board.

Stockholder Recommendations of Director Candidates

Our Nominating and Corporate Governance Committee will consider candidates for director recommended by stockholders, so long as such recommendations comply with the requirements set forth in our Bylaws and applicable SEC rules and regulations.

We do not have a formal policy regarding consideration of director candidate recommendations from our stockholders. However, the Nominating and Corporate Governance Committee will evaluate nominees recommended by stockholders in the same manner as it evaluates other nominees.

Criteria for Nomination to the Board

In evaluating prospective candidates, the Nominating and Corporate Governance Committee takes into account the criteria established by the Board in our Corporate Governance Guidelines and other factors it considers appropriate, including but not limited to the characteristics of independence, diversity, age, skills and experience, the needs and composition of the Board as a whole (including diversity of skills, background and experience), our operating requirements, the performance and continued tenure of incumbent directors, the balance of management and independent directors and the need for financial or other specialized expertise. In accordance with our Corporate Governance Guidelines, the Board believes that candidates for director should have certain minimum qualifications, including being able to read and understand basic financial statements, being over 21 years of age and having the highest personal integrity and ethics.

Pursuant to our Corporate Governance Guidelines, the Nominating and Corporate Governance Committee will also review director candidates’ personal attributes in accordance with the following general criteria:

●	nominees should possess relevant expertise upon which to be able to offer advice and guidance to management;
●	nominees should have sufficient time to devote to our affairs;
●	nominees should have demonstrated excellence in his/her field; and
●	nominees should have the ability to exercise sound business judgment and have the commitment to represent the long-term interests of our stockholders.

Although our Board of Directors does not maintain a specific policy with respect to board diversity, it believes that our Board of Directors should be a diverse body, and our Nominating and Corporate Governance Committee may consider such factors as differences in professional background, education, skill, and other individual qualities and attributes that contribute to the total mix of viewpoints and experience represented on our Board of Directors.

Process for Identifying and Evaluating Nominees

Candidates for director may come to the attention of the Nominating and Corporate Governance Committee through current members of the Board, professional search firms, stockholders or industry sources. The Nominating and Corporate Governance Committee first evaluates director candidates by reviewing their biographical information and qualifications. Potentially qualified candidates will meet with our Chief Executive Officer and at least one member of the Nominating and Corporate Governance Committee and then, if appropriate, with other members of the Committee and the Board. After completing the evaluation and interviews and checking the candidates’ references, the Nominating and Corporate Governance Committee determines which individuals are qualified to become Board members and makes a recommendation to the Board as to the individuals who should be nominated for election by the stockholders at a meeting or elected by the Board to fill a vacancy or newly created directorship. The Board makes the final determination whether to nominate or elect a candidate after considering the Nominating and Corporate Governance Committee’s recommendation.

Board Diversity

Our directors represent a wide variety of skills and backgrounds. The below Board Diversity Matrix reports self-identified diversity statistics for the Board in the format required by the Nasdaq Marketplace Rules. As demonstrated by the below Board Diversity Matrix, we are compliant with the diversity requirements of Nasdaq Listing Rule 5605(f) and the California Corporations Code.

Board Diversity Matrix

Total Number of Directors	6
	Female	Male	Non-Binary	Did Not Disclose Gender
Part I: Gender Identity
Directors	2	4	0	0
Part II: Demographic Background
African American or Black	0	0	0	0
Alaskan Native or Native American	0	0	0	0
Asian	0	1	0	0
Hispanic or Latinx	0	0	0	0
Native Hawaiian or Pacific Islander	0	0	0	0
White	1	2	0	0
Two or more races or ethnicities	1	0	0	0
LGBTQ+	0	0	0	0
Did not disclose demographic background	1	0	0	0

Insider Trading Policy

On September 7, 2023, we adopted an amended and restated insider trading policy and procedures governing the purchase, sale, and/or other dispositions of our securities by directors, officers and employees, which are reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable Nasdaq listing standards (the “Insider Trading Policy”).

The foregoing description of the Insider Trading Policy does not purport to be complete and is qualified in its entirety by the terms and conditions of the Insider Trading Policy, a copy of which is filed as an exhibit to this Report and is incorporated herein by reference.

Corporate Governance Guidelines and Code of Business Conduct and Ethics

Our Board of Directors has adopted Corporate Governance Guidelines that address items such as the qualifications and responsibilities of our directors and director candidates and corporate governance policies and standards applicable to us in general. In addition, our Board of Directors has adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers and directors, including our Chief Executive Officer and other executive and senior financial officers. The full text of our Corporate Governance Guidelines and our Code of Business Conduct and Ethics is available on our website under the “Investors - Corporate Governance – Documents and Charters” tabs https://renovorx.com/investors/corporate-governance/documents-charters. We will post amendments to our Code of Business Conduct and Ethics or waivers of our Code of Business Conduct and Ethics for directors and executive officers on the same website.

Item 11. EXECUTIVE COMPENSATION

This section describes the 2023 compensation program established by the Compensation Committee for our named executive officers (“NEOs”). Our NEOs, consisting of our principal executive officer and the two most highly compensated executive officers (other than our principal executive officer) who were serving as executive officers as of December 31, 2023 were:

●	Shaun R. Bagai, Chief Executive Officer

●	Ramtin Agah, M.D., Chief Medical Officer

●	Angela Gill Nelms, Chief Operating Officer (note Ms. Nelms resigned her position on February 16, 2024)

Processes and Procedures for Compensation Decisions

Our Compensation Committee is responsible for the executive compensation programs for our executive officers and reports to our Board of Directors on its discussions, decisions and other actions. Typically, our Chief Executive Officer makes recommendations to our Compensation Committee, often attends committee meetings and is involved in the determination of compensation for the respective executive officers who report to him, except that our Chief Executive Officer does not make recommendations as to his own compensation. Our Chief Executive Officer makes recommendations to our Compensation Committee regarding short- and long-term compensation for all executive officers (other than himself) based on our results, an individual executive officer’s contribution toward these results and performance toward individual goal achievement. Our Compensation Committee then reviews the recommendations and other data. Our Compensation Committee makes decisions as to total compensation for each executive officer, although it may instead, in its discretion, make recommendations to our Board of Directors regarding executive compensation.

Our Compensation Committee is authorized to retain the services of one or more executive compensation advisors, as it sees fit, in connection with the establishment of our compensation programs and related policies. In 2022, our Compensation Committee engaged Compensia, Inc. (“Compensia”), a third-party compensation consultant, to provide it with information, recommendations and other advice relating to executive compensation on an ongoing basis. Accordingly, Compensia serves at the discretion of our Compensation Committee. Our Compensation Committee engaged Compensia to assist in developing a group of peer companies to help us determine the appropriate level of overall compensation for our executive officers, as well as assess each separate element of compensation, with a goal of promoting executive compensation that is competitive and fair.

In connection with Compensia’s engagement, our Compensation Committee conducted such a review and concluded that it was not aware of any conflict of interest that had been raised by work performed by Compensia or the individual consultants employed by Compensia that perform services for our Compensation Committee.

Summary Compensation Table

The following table sets forth information concerning the compensation of our NEOs for the years ended December 31, 2023 and 2022

Name and Position	Year	Salary(1) ($)	Bonus(2) ($)	Option Awards(3) ($)	Nonequity Incentive Plan Compensation(4) ($)		Other Compensation ($)		Total ($)
Shaun R. Bagai	2023	520,000	69,376	349,739	—		—		936,779
Chief Executive Officer	2022	495,000	—	123,324	222,750		—		841,074
Ramtin Agah, M.D.	2023	—	29,444	174,870	—		303,450		506,772
Chief Medical Officer	2022	—	—	54,621	91,035		289,000		434,655
Angela Gill Nelms	2023	412,000	34,980	87,435	—		14,397	(6)	547,634
Chief Operating Officer	2022	115,152	—	535,736	35,901	(5)	20,500	(7)	707,288

(1)	Represents annual salary for Mr. Bagai and Ms. Nelms and annual consulting fee for Dr. Agah.
(2)	The amount represents 50% of the cash bonus earned by each named executive officers in recognition of the company and individual performance during the fiscal year ended December 31, 2023, each NEOs was awarded fully vested non-qualified stock options with a 10-year term. The amounts in this column represent the aggregate grant date fair value of the stock option awards computed in accordance with FASB guidance on stock-based compensation. The grant date fair value of stock options is determined based on the number of options awarded and the fair value of the stock option on the grant date, which is the Black Scholes value of closing sales price per share of our common stock.
(3)	The amounts in this column represent the aggregate grant date fair value of the stock option awards computed in accordance with FASB guidance on stock-based compensation. The relevant assumptions made in the valuations for the 2023 and 2022 stock option awards may be found in Note 7 of the Notes to the Financial Statements in our Report. The grant date fair value of stock options is determined based on the number of options awarded and the fair value of the stock option on the grant date, which is the Black Scholes value of closing sales price per share of our common stock.
(4)	The amounts in this column represent the annual cash bonuses earned by each of the named executive officers in recognition of company and individual performance during the fiscal year ended December 31, 2022 under our 2022 Bonus Plan and are pro-rated based on length of service with us.
(5)	Represents a bonus payment of $35,901 paid in February 2023 to Ms. Nelms in recognition of company and individual performance during the year ended December 31, 2023 pursuant to the 2022 Bonus Plan.
(6)	Represents a matching contribution under our 401(k) plan of $13,200 and fringe benefit supplement of $1,197.
(7)	Represents a relocation assistance allowance grossed up for taxes in a total amount of $20,000 and matching contributions under our 401(k) plan of $500.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information with respect to outstanding equity awards for each of our NEOs as of December 31, 2023.

	Option Awards
Name	Grant Date	Number of Shares of Stock Underlying Unexercised Options Exercisable	Number of Shares of Stock Underlying Unexercised Options Unexercisable		Option Exercise Price	Option Expiration Date
Shaun R. Bagai	03/19/2017	60,000	—		$0.50	05/18/2027
	07/11/2018	120,000	—		$0.65	07/10/2028
	09/30/2021	68,755	49,111	(1)	$6.04	09/29/2031
	03/10/2022	28,182	20,131	(1)	$3.17	03/10/2032
	03/15/2023	32,500	97,500	(2)	$3.29	03/15/2033
Ramtin Agah, M.D.	05/19/2017	60,000	—		$0.50	05/18/2027
	07/11/2018	40,000	—		$0.65	07/10/2028
	06/04/2021	20,000	—		$2.45	06/03/2031
	09/30/2021	30,451	21,752	(1)	$6.04	09/29/2031
	03/10/2022	12,482	8,916	(1)	$3.17	03/10/2032
	03/15/2023	16,250	48,750	(2)	$3.29	03/15/2033
Angela Gill Nelms	09/19/2022	85,696,	188,534	(3)	$2.42	09/19/2032
	03/15/2023	8,125	24,375	(2)	$3.29	03/15/2033

(1)	The stock option vests monthly over four years commencing on September 26, 2021, subject to continued service with us through the applicable vesting date.
(2)	The stock option vests monthly over four years commencing on January 1, 2023, subject to continued service with us through the applicable vesting date.
(3)	The stock option vests over four years, with 25% vesting on September 19, 2023, the first anniversary of the vesting commencement date, and the remainder vesting monthly thereafter, subject to continued service with us through the applicable vesting date.

Narrative Disclosure to Summary Compensation Table

The primary elements of compensation for our NEOs are base salary, annual performance bonuses and equity awards. The NEOs also participate in employee benefit plans and programs that we offer to our other employees, as described below.

Annual Base Salary

We pay our NEOs a base salary or base consulting fee to compensate them for the satisfactory performance of services rendered to us. The base compensation payable to each NEO is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities.

Our Compensation Committee will periodically review the base salaries of our NEOs and will recommend adjustments as necessary to maintain base compensation at competitive levels.

As of January 2023, Mr. Bagai’s annual base salary was increased to $520,000, to align Mr. Bagai’s compensation more closely to the 50th percentile of the peer group of companies that we benchmark our compensation against. As of January 2024, Mr. Bagai’s annual base salary decreased 25%, effective February 1, 2024, to $390,000. As of January 2023, Dr. Agah’s monthly consulting fee decreased to $25,287.50, based on Dr. Agah spending no less than 24 hours per week on our matters. As of January 2024, Dr. Agah’s monthly consulting fee decreased 25%, effective February 1, 2024, to $18,965.63. We may, in our discretion, proportionally adjust the monthly consulting fee if Dr. Agah’s time commitment decreases. As of January 2023, Ms. Nelms annual base salary was increased to $412,000. As of January 2024, Ms. Nelms’ annual base salary decreased 25%, effective February 1, 2024, to $309,000.

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

In February 2022, our 2021 Omnibus Equity Incentive Plan (as amended, the “2021 Plan”) was amended and restated to reflect various changes, including removal of vesting restrictions within one year from the date of grant for at least ninety-five percent (95%) of the awards, and upon a Change of Control (as defined in the 2021 Plan), the administrator of the 2021 Plan may provide that the successor corporation may assume or substitute any portion of an award under the 2021 Plan.

In March 2023, we granted Mr. Bagai an option to purchase 130,000 shares of our common stock under our 2021 Plan. The option vests monthly over a 48-month period and has an exercise price of $3.29, which was the fair market value of our common stock on the grant date.

In March 2023, we granted Dr. Agah an option to purchase an additional 65,000 shares of our common stock under the 2021 Plan. The option vests monthly over a 48-month period and has an exercise price of $3.29, which was the fair market value of our common stock on the grant date.

In March 2023, we granted Ms. Nelms an option to purchase an additional 32,500 shares of our common stock under our 2021 Plan. The option vests monthly over a 48-month period and has an exercise price of $3.29, which was the fair market value of our common stock on the grant date.

Employment Arrangements with our Named Executive Officers

Shaun R. Bagai

Mr. Bagai has been our Chief Executive Officer since 2014, initially as a consultant. In December 2015, we entered into an offer letter with Mr. Bagai that set forth the terms and conditions of his employment. The letter became effective on January 1, 2016, and was amended in June 2017 and December 2020. The amended offer letter provided for (i) an annual base salary of $300,000; (ii) a $2,500 monthly stipend for Mr. Bagai’s health insurance expenses, which continued until we begin offering health insurance as a benefit to all employees; (iii) a $70,000 bonus to be paid in connection with the IPO; and (iv) an additional performance bonus upon achievement of certain clinical and company milestones established by the Board in 2021. Upon consummation of our IPO, Mr. Bagai’s annual base salary was increased to $363,000.

In November 2021, we entered into a Confirmatory Employment Letter with Mr. Bagai. The Confirmatory Employment Letter has no specific term and provides that Mr. Bagai is an at-will employee. The Confirmatory Employment Letter supersedes all existing agreements and understandings that Mr. Bagai may have entered into concerning his employment relationship with us. In March 2022, Mr. Bagai’s annual base salary was increased to $495,000 from $363,000, retroactively effective to January 1, 2022. Mr. Bagai is eligible for an annual target cash incentive bonus equal to 50% of his annual base salary and will also be entitled to receive other employee benefits generally available to all of our employees. In November 2021, we entered into a Change in Control and Severance Agreement with Mr. Bagai, the terms of which are described below under the heading “Change in Control and Severance Agreement.”

Ramtin Agah, M.D.

In January 2018, we entered into a consulting agreement with Dr. Agah, pursuant to which Dr. Agah provides consulting services as our Chief Medical Officer by overseeing our sponsored clinical trials. The Agreement continues in force for as long as Dr. Agah is providing consulting services and may be terminated by either party on thirty (30) days’ notice. Initially, the sole compensation payable to Dr. Agah was the continued vesting of his options to purchase shares of common stock. In December 2018, Dr. Agah’s agreement was amended to provide that he would receive cash compensation of $4,000 per month for certain proctoring services, and in September 2019, his compensation was increased to $10,000 per month to compensate for additional services he was providing. In November 2021, we entered into a third amendment to the Consulting Agreement with Dr. Agah which provides for a monthly consulting fee of $21,667.67, based on Dr. Agah spending no less than 24 hours per week on matters relating to our company. Dr. Agah’s monthly consulting fee was increased to $24,083.33 effective January 1, 2022. We may, in our discretion, proportionally adjust the monthly consulting fee if Dr. Agah’s time commitment decreases. Dr. Agah’s agreement also provides for his eligibility for an annual target cash incentive bonus equal to 35% of his annualized base consulting fee. In November 2021, we entered into a Change in Control and Severance Agreement with Dr. Agah, the terms of which are described below under the heading “Change in Control and Severance Agreement.”

Ronald B. Kocak

In February 2024, we entered an Amended and Restated Employment Letter with Mr. Kocak (the “Kocak Letter”). Pursuant to the Kocak Letter, we pay to Mr. Kocak an annual base salary of $235,000. We may, in our sole discretion, grant to Mr. Kocak an annual incentive bonus based upon targets set by the Board and its Compensation Committee. Mr. Kocak’s bonus target shall be up to 35% of his base salary. Pursuant to the Kocak Letter, we also granted to Mr. Kocak, effective February 8, 2024, an option to purchase 15,000 shares of our common stock with an exercise price of $1.56 per share. Such option shall vest over four years. 1/48th of the shares subject to such option will vest on each monthly anniversary of the vesting commencement date (February 9, 2024), in each case subject to Mr. Kocak’s continued service with us through the applicable vesting date. Such option and its vesting shall be subject to, and governed by, the terms and conditions of the 2021 Plan, except that the Kocak Letter provides that such option and all other options previously granted and to be granted to Mr. Kocak under the Plan will be subject to a “double trigger” vesting provision upon a Change in Control (as defined in the 2021Plan). Mr. Kocak’s employment is at will, meaning that either he or we may terminate the employment at any time for any reason or no reason. The Kocak Letter also contains customary provisions for confidentiality and matters related to intellectual property and company property.

Leesa Gentry

In March 2024, we entered an Amended and Restated Employment Letter with Ms. Gentry (the “Gentry Letter”). Pursuant to the Gentry Letter, we pay to Ms. Gentry an annual base salary of $325,000. We may, in our sole discretion, grant to Ms. Gentry an annual incentive bonus based upon targets set by the Board and its Compensation Committee. Ms. Gentry’s bonus target shall be up to 35% of her base salary. Pursuant to the Gentry Letter, we also granted to Ms. Gentry, effective March 6, 2024, an option to purchase 190,000 shares of our common stock with an exercise price of $1.69 per share. Such option shall vest over four years. 1/48th of the shares subject to such option will vest on each monthly anniversary of the vesting commencement date (March 1, 2024), in each case subject to Ms. Gentry’s continued service with us through the applicable vesting date. Such option and its vesting shall be subject to, and governed by, the terms and conditions of the 2021 Plan. Ms. Gentry’s employment is at will, meaning that either he or we may terminate the employment at any time for any reason or no reason. The Gentry Letter also contains customary provisions for confidentiality and matters related to intellectual property and company property.

Change in Control and Severance Agreements

In November 2021, we entered into a Change in Control and Severance Agreement, or the Severance Agreement, with each of Mr. Bagai and Dr. Agah and in August 2022, we entered into the Severance Agreement with Ms. Nelms (each an “Executive” and collectively, the “Executives”). Capitalized terms used herein and not otherwise defined shall have the meaning assigned to such term in the Severance Agreement. Each Severance Agreement will continue indefinitely until terminated by written consent of the parties to the Severance Agreement.

Termination Outside of Change in Control Period

Under the Severance Agreement, if Mr. Bagai, Dr. Agah or Ms. Nelms are terminated outside a period beginning on the date of a Change in Control and ending on (and inclusive of) the date that is the one-year anniversary of a Change in Control (the “Change in Control Period”), either by us without Cause (other than due to death or Disability) or by the Executive for Good Reason, they will receive:

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
(ii)	Dr. Agah and Ms. Nelms: 50% of Annual Base Compensation; and

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
(ii)	Dr. Agah and Ms. Nelms (if Dr. Agah was an employee immediately prior to the termination): up to 6 months

Or, if providing such payment would violate applicable law, a taxable payment for an equivalent amount in lieu thereof.

Termination During Change in Control Period

Under the Severance Agreement, if Mr. Bagai, Dr. Agah or Ms. Nelms are terminated during the Change in Control Period, either by us without Cause (other than due to death or Disability), or by the Executive for Good Reason, they will receive:

●	Base Compensation Severance: A single, lump sum payment equal to the specified percent of the Executive Officer’s Annual Base Compensation:

(i)	Mr. Bagai: 100% of Annual Base Compensation
(ii)	Dr. Agah and Ms. Nelms: 100% of Annual Base Compensation; and

●	COBRA Severance: payment or reimbursement of COBRA continuation coverage premiums for group health, dental and vision coverage for the executive officer and his eligible dependents, for:

(i)	Mr. Bagai: up to 18 months
(ii)	Dr. Agah and Ms. Nelms (if Dr. Agah was an employee immediately prior to the termination): up to 12 months

Or, if providing such payment would violate applicable law, a taxable payment for an equivalent amount in lieu thereof; and

●	Vesting Acceleration of Service-based Equity Awards: Full vesting of the outstanding and unvested equity awards (other than equity award subject to performance-based vesting criteria).

The Severance Agreement provides that if any payments or benefits received by Mr. Bagai, Dr. Agah or Ms. Nelms under the Severance Agreement or otherwise would constitute “parachute payments” within the meaning of Section 280G of the Internal Revenue Code (the “Code”) and be subject to excise taxes imposed by Section 4999 of the Code, such amount will either be delivered in full or reduced so as not to be subject to excise taxation, whichever amount is higher. The Severance Agreement does not require us to provide any tax gross-ups.

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

401(k) Plan

Effective January 2022, we established a defined contribution employee retirement plan, or 401(k) plan, for our employees. Our NEOs are eligible to participate in the 401(k) plan on the same basis as our other employees. The 401(k) plan is intended to qualify as a tax-qualified plan under Section 401(k) of the U.S. Internal Revenue Code of 1986, as amended (the Code). The 401(k) plan provides that each participant may make pre-tax deferrals from his or her compensation up to the statutory limit and other testing limits. Participants that are 50 years or older can also make “catch-up” contributions. Commencing in 2022, we will make matching contributions of 100% of employee contributions up to 4% of their eligible compensation. Participant contributions are held and invested, pursuant to the participant’s instructions, by the plan’s trustee.

Key Service Provider Incentive Compensation Plan

Our Key Service Provider Incentive Compensation Plan, or Bonus Plan allows the Compensation Committee to (i) determine which employees or other service providers may receive incentive awards under the Bonus Plan, and (ii) provide incentive awards to selected employees, including our NEOs and other service providers, which may be based upon performance goals established by our Compensation Committee. Our Compensation Committee, in its sole discretion, may establish a target award for each participant under the Bonus Plan, which may be expressed as a percentage of the participant’s average annual base salary for the applicable performance period or a fixed dollar amount or such other amount or based on such other formula or factors as the Compensation Committee determines.

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

All awards under the Bonus Plan will be subject to reduction, cancellation, forfeiture, or recoupment in accordance with our Compensation Recovery Policy (as described below). Our Compensation Committee may also impose such other clawback, recovery or recoupment provisions with respect to an award under the Bonus Plan as it may determine is necessary or appropriate.

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

For the fiscal year ended December 31, 2023, annual bonuses were determined based on target bonuses set for each employee, including our NEOs. The extent to which a target bonus was achieved was determined based on our performance against a number of corporate-level goals, including the achievement of milestones in the lead program, pipeline development, investor relations, and operations (the “2023 Performance Goals”). In January 2023, the Compensation Committee reviewed the actual achievements against the 2022 Performance Goals and determined that the payout for annual bonuses would be capped at 90%. The table below provides additional details about the 2022 Performance Goals and the Compensation Committee’s assessment of our actual performance against the 2022 Performance Goals.

2023 Performance Goals	Weighting	Performance	Weighted Performance Achievement
Lead Program	45.0%	94.3%	42.4%
Pipeline Development	10.0%	100.0%	10.0%
Investor Relations	35.00%	58.9%	20.6%
Breakthrough Designation	5.0%	100.0%	5.0%
Operations	5.0%	40.0%	2.0%
Total	100.0%	—	80.0%

Mr. Bagai has an established annual bonus target of 50%, Dr. Agah has an established annual bonus target of 40% and, Ms. Nelms has an established annual bonus target of 35%. Using the above achievement level and making additional adjustments based on the start date, the Compensation Committee determined to conserve the Company’s cash position and that the bonus awards for 2023 was to grant fully vested non-qualified options with a 10-year term issued to the NEOs as follows:

Executive	Salary ($)	Target Bonus	2023 Earned Bonus In Fully Vested Options
Shaun Bagai	520,000	55%	69,376
Ramtin Agah	303,450	40%	29,444
Angela Gill Nelms	412,000	35%	34,980

Compensation Recovery Policy

On September 7, 2023, our Board of Directors adopted a policy (commonly known as a “clawback” policy) which provides for the recovery of erroneously awarded incentive compensation to certain of our officers in the event that we are required to prepare an accounting restatement due to material noncompliance by us with any financial reporting requirements under the federal securities laws. This policy is designed to comply with Section 10D of the Securities Exchange Act of 1934, as amended, related rules and the listing standards of Nasdaq Stock Market or any other securities exchange on which our shares are listed in the future. The policy is administered by our Compensation Committee. Any determinations made by the Compensation Committee shall be final and binding on all affected individuals.

The individuals covered by this policy (the “Executive Officers”) are any current or former employee who is or was identified as our president, principal financial officer, principal accounting officer (or if there is no such accounting officer, the controller), any vice-president in charge of a principal business unit, division, or function (such as sales, administration, or finance), any other officer who performs a policy-making function, or any other person (including any executive officer of our subsidiaries or affiliates) who performs similar policy-making functions for us.

The policy covers our recoupment of “Clawback Eligible Incentive-Based Compensation” (as defined in the policy) received by a person after beginning service as an Executive Officer and who served as an Executive Officers at any time during the performance period for that Clawback Eligible Incentive-Based Compensation. In the event we are required to prepare an accounting restatement, the policy requires us to recover, reasonably promptly, any Clawback Eligible Incentive-Based Compensation (as determined by our Compensation Committee) received by any Executive Officer during the three completed fiscal years immediately preceding the date on which we are required to prepare such accounting restatement.

The foregoing description of our Compensation Recovery Policy does not purport to be complete and is qualified in its entirety by the terms and conditions of such policy, a copy of which is filed as an exhibit to this Report and is incorporated herein by reference.

Equity Compensation Plan Information

All of our equity compensation plans have been approved by our stockholders. The following table provides information as of December 31, 2023, with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(1)
Plan Category	(a)	(b)	(c)
2013 Equity Incentive Plan	474,780	$ 0. 66
2021 Omnibus Equity Incentive Plan	1,385,345	$ 3. 09	1,387,691
Total	1,860,125	$ 2. 40	1,387,691

(1)	The 2021 Plan provides an annual increase on the first day of each calendar year beginning with January 1, 2022 and ending with the last January 1 during the initial ten-year term of the 2021 Plan, equal to the lesser of (a) three percent (3%) of the shares outstanding on the final day of the immediately preceding calendar year; and (b) such lesser number of shares as determined by the Board.

Director Compensation

We have adopted a director compensation program with respect to compensation payable to our non-employee directors for their service as directors. From time to time, we have granted equity awards to attract them to join our Board and for their continued service on our Board. We also have reimbursed our directors for expenses associated with attending meetings of our Board and its committees.

In setting director compensation, including any modifications to the director compensation program, the Compensation Committee considers several factors including our size and stage of development and market data of our peer group. The Compensation Committee also considers recommendations from its independent compensation consultant in making these determinations.

The following table provides information regarding compensation of our non-employee directors, other than Mr. Bagai and Dr. Agah who are also a NEOs, for service as directors for the fiscal year ended December 31, 2023. Mr. Bagai and Dr. Agah does not receive any additional compensation as a director. For information on Dr. Agah’s compensation, see – “Summary Compensation Table.”

Name	Fees Earned or Paid in Cash ($)	Options Awards(1)(2) ($)		Total Compensation ($)
David Diamond	61,000	30,995	(3)	91,995
Kirsten Angela Macfarlane	51,000	30,995	(4)	81,995
Laurence J. Marton, M.D.	46,000	30,995	(4)	76,995
Una S. Ryan, O.B.E., Ph.D., D.Sc.	51,000	30,995	(4)	81,995
Robert Spiegel, M.D., FACP	35,540	138,181	(5)	173,721

(1)	The number of unexercised stock options held by the directors named in the above table as of December 31, 2023, was as follows: Mr. Diamond (71,496), Ms. Macfarlane (77,018), Dr. Marton (97,498), Dr. Ryan (61,018) and Dr. Spiegel (13,744).
(2)	The amounts in this column represent the aggregate grant date fair value of the stock option awards computed in accordance with FASB guidance on stock-based compensation. The relevant assumptions made in the valuations for the 2023 and 2022 stock option awards may be found in Note 7 of the Notes to the accompanying audited financial statements. The grant date fair value of stock options is determined based on the number of options awarded and the fair value of the stock option on the grant date, which is the Black Scholes value of closing sales price per share of our common stock.
(3)	Represents a stock option granted to the non-employee director on October 1, 2023, to purchase 25,099 shares of our common stock, which vests in twelve equal monthly installments beginning on November 1, 2023. Mr. Diamond passed away in late December 2023.
(4)	Represents a stock option granted to the non-employee director on October 1, 2023, to purchase 25,099 shares of our common stock, which vests in twelve equal monthly installments beginning on November 1, 2023.
(5)	Represents (i) an initial stock option granted to the non-employee director on April 25, 2023, to purchase 43,026 shares of our common stock, which vests in 36 equal monthly installments beginning on May 25, 2023, and (ii) and additional 2023 grant of an option to purchase 25,099 shares of our common stock, which vest in twelve equal monthly installments beginning on November 1, 2023.

Outside Director Compensation Policy

Under our Outside Director Compensation Policy, each non-employee director receives a cash and equity compensation for his or her services as a member of our Board, as described below. We also will continue to reimburse our non-employee directors for reasonable, customary, and documented travel expenses to meetings of our Board or its committees.

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

On September 29, 2022, the Outside Director Compensation Policy was amended to increase the value of the automatic annual option awards to $70,000 and to reflect various clarifications, including but not limited to the mechanism by which the value of stock options is determined and the maximum number of options allowed to be issued for the Initial Award (defined below) and Annual Award (defined below), respectively.

Cash Compensation

Non-employee directors are paid an annual cash retainer of $36,000. In addition, each non-employee director who serves as the chair or a member of a committee of the Board will be eligible to earn additional annual cash fees as follows:

●	$15,000 per year for service as Chair of the Audit Committee;
●	$10,000 per year for service as Chair of the Compensation Committee;
●	$10,000 per year for service as Chair of the Nominating and Corporate Governance Committee; and
●	$5,000 per year for service as a member of each of the Audit, Compensation, and Nominating and Corporate Governance committees.
●	$5,000 per year for service as Lead Independent Director

Equity Compensation

Initial Options

Each individual who first becomes a non-employee director will be granted options at a grant date fair value of approximately $120,000 in the aggregate (an “Initial Award”), provided that no Initial Award granted on or after September 29, 2022 but on or prior to September 30, 2023 will cover more than 43,026 shares of common stock, subject to certain adjustments, on the date on which such individual first becomes a non-employee director, whether through election by our stockholders or appointment by the Board to fill a vacancy. Each Initial Award will vest and become exercisable over three years, with 1/36th of the Initial Award vesting each month on the same day of the month as the commencement of the applicable individual’s service as non-employee director.

Annual Options

On October 1 of each year, commencing October 1, 2022, each non-employee director will be automatically granted options at a grant date fair value of $70,000 in the aggregate (an “Annual Award”), provided that no Annual Award granted on or after September 29, 2022 but on or prior to September 30, 2023 will cover more than 25,099 shares of common stock, subject to certain adjustments. Each Annual Award will vest and become exercisable over 12 months, with 1/12th of the Annual Award vesting monthly after October 1 on the first day of each subsequent month. On October 1, 2022, each non-employee director was granted options at a fair market value of $50,000. These options vest and become exercisable over 12 months, with 1/12th of the Annual Award vesting monthly after October 1 on the first day of each subsequent month.

Change in Control

In the event of our “change in control” (as defined in the Outside Director Compensation Policy), each non-employee director will fully vest in his or her outstanding company equity awards provided that the non-employee director continues to be a non-employee director through the date of our change in control.

Compensation Committee Interlocks and Inside Participation

None of the members of our Compensation Committee is or has been an officer or employee of our company. None of our executive officers currently serves, or in the past fiscal year has served, as a member of the Board of Directors or Compensation Committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire Board of Directors) of any entity that has one or more executive officers serving on our Board of Directors or Compensation Committee.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows information regarding the beneficial ownership of our common stock as of the date of this Report for the following:

●	Each stockholder known by us to beneficially own more than 5% of our common stock;
●	Each of our named executive officers;
●	Each of our directors; and
●	All of our executive officers and directors as a group.

The table is based on information supplied to us by directors, executive officers and principal stockholders and filings under the Exchange Act. We have based our calculation of the percentage of beneficial ownership on 16,826,994 shares of our common stock issued and outstanding as of March 7, 2024, unless otherwise noted. The beneficial ownership reported in the following table is determined in accordance with the applicable rules of the SEC and does not necessarily indicate beneficial ownership for any other purpose. For purposes of the following tables, an entity or individual is considered the beneficial owner of shares of common stock if he or she has the right to acquire within 60 days of March 7, 2024, such common stock and directly or indirectly has or shares voting power or investment power, as defined in the rules of the SEC, with respect to such shares.

Except as indicated in the footnotes below, the address of the persons or groups named below is c/o RenovoRx, Inc., 4546 El Camino Real, Suite B1 Los Altos, California 94022.

Name of Beneficial Owner	Shares	Percentage
5% stockholders:
Estate of Kamran Najmabadi(1)	1,039,500	6.2%
Bank of the West(2)	975,000	5.8%
Named Executive Officers and Directors:
Shaun R. Bagai.(3)	758,177	4.5%
Ramtin Agah, M.D.(4)	320,676	1.9%
Ronald B. Kocak (5)	38,181	*
Leesa Gentry (6)	47,967	*
Kirsten Angela Macfarlane(7)	169,442	1.0%
Laurence J. Marton, M.D.(8).	149,786	*
Una S. Ryan, O.B.E., Ph.D., D.Sc.(9)	71,496	*
Robert Spiegel, M.D., FACP(10)	147,359	*
All current executive officers and directors as a group (8 persons)(11)	1,666,654	9.9%

*	Represents less than 1% of the outstanding shares of our common stock.

(1)	Consists of (i) 741,250 shares held by The Najmabadi Family Trust dated April 22, 2021; (ii) 121,875 shares of common stock held by The Navid Najmabadi Irrevocable Trust dated April 22, 2021; (iii) 121,875 shares of common stock held by The Leili Najmabadi Irrevocable Trust dated April 22, 2021 and (iv) 54,500 shares of common stock underlying stock options exercisable within 60 days of March 7, 2024.
(2)	Based solely on the Schedule 13G filed with the SEC on April 14, 2022. Consists of 975,000 shares of common stock over which Bank of the West, Trustee of the Mars16 Nevada Non-Grantor Trust Under Agreement Dated January 19, 2016 has sole voting power. The address of Bank of the West is 180 Montgomery Street, San Francisco, California 94104.
(3)	Consists of (i) 292,450 shares of common stock held by Mr. Bagai and (ii) 424,654 shares of common stock underlying stock options exercisable within 60 days of March 7, 2024,and (iii) 40,983 shares of common stock underlying warrants exercisable within 60 days of March 7, 2024.
(4)	Consists of (i) 47,460 shares of common stock held by Dr. Agah; (ii) 230,938 shares of common stock underlying stock options exercisable within 60 days of March 7, 2024 and (iii) 42,278 shares of common stock underlying warrants exercisable within 60 days of March 7, 2024.
(5)	Consists of 38,181 shares of common stock underlying stock options exercisable within 60 days of March 7, 2024.
(6)	Consists of 47,967 shares of common stock underlying stock options exercisable within 60 days of March 7, 2024.
(7)	Consists of (i) 40,983 shares of common stock held by Ms. Macfarlane; (ii) 87,476 shares of common stock underlying stock options exercisable within 60 days of March 7, 2024 and (iii) 40,983 shares of common stock underlying warrants exercisable within 60 days of March 7, 2024.
(8)	Consists of (i) 33,634 shares of common stock held by Mr. Marton; (ii) 107,956 shares of common stock underlying stock options exercisable within 60 days of March 7, 2024 and (iii) 8,196 shares of common stock underlying warrants exercisable within 60 days of March 7, 2024.
(9)	Consists of 71,476 shares of common stock underlying stock options exercisable within 60 days of March 7, 2024.
(10)	Consists of (i) 40,983 shares of common stock held by Mr. Speigel; (ii) 28,983 shares of common stock underlying stock options exercisable within 60 days of March 7, 2024 and (iii) 40,983 shares of common stock underlying warrants exercisable within 60 days of March 7, 2024.
(11)	Consists of (i) 455,600 shares of common stock held by our current executive officers and directors; (ii) 1,037,631 shares of common stock underlying stock options exercisable within 60 days of March 7, 2024 and (iii) 173,423 shares of common stock underlying warrants exercisable within 60 days of March 7, 2024.

Item 13. CERTAIN RELATIONSHIPS AND RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following includes a summary of transactions since January 1, 2023 to which we have been a party in which the amount involved exceeded or will exceed the lesser of $120,000 or 1% of the average of our total assets as of December 31, 2023 and 2022, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described under the sections titled “Executive Compensation,” “Director Compensation,” and “Certain Relationships and Related Party Transactions.”

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

Employee, Officer and Director Hedging

We believe it is improper and inappropriate for any person associated with us to engage in short-term or speculative transactions involving our securities. Our Insider Trading Policy prohibits our directors, officers and employees from engaging in any such transactions (including prepaid variable forwards, equity swaps, collars and exchange funds).

Other Transactions

We have granted stock options to our NEOs and our directors. See the sections titled “Director Compensation” and “Executive Compensation,” for a description of these stock options. In the ordinary course of business, we enter into offer letters and employment agreements with our executive officers. We have also entered into indemnification agreements with each of our directors and officers. The indemnification agreements and our Certificate of Incorporation and Bylaws require us to indemnify our directors and officers to the fullest extent permitted by Delaware law.

Director Independence

Our common stock is listed on The Nasdaq Capital Market. As a company listed on The Nasdaq Capital Market, we are required under the Marketplace Rules of The Nasdaq Stock Market (the “Nasdaq Marketplace Rules”) to maintain a board comprised of a majority of independent directors as determined affirmatively by our Board. Under the Nasdaq Marketplace Rules, a director will only qualify as an “independent director” if, in the opinion of that listed company’s board of directors, the director does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In addition, the Nasdaq Marketplace Rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent.

Audit committee members must also satisfy the additional independence criteria set forth in Rule 10A-3 under the Exchange Act and Nasdaq Marketplace Rules applicable to audit committee members. Compensation committee members must also satisfy the additional independence criteria set forth in Rule 10C-1 under the Exchange Act and Nasdaq Marketplace Rules applicable to compensation committee members.

Our Board of Directors has undertaken a review of the independence of each of our directors. Based on information provided by each director concerning his or her background, employment, and affiliations, our Board of Directors has determined that Ms. Macfarlane, Dr. Marton, M.D., Dr. Ryan, O.B.E., Ph.D., D.Sc., and Dr. Spiegel, M.D., FACP representing five of our six directors, do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is an “independent director” as defined under the Nasdaq Marketplace Rules. Shaun R. Bagai and Ramtin Agah, M.D., are not considered independent directors because of their status as Chief Executive Officer and Chief Medical Officer, respectively.

In making these determinations, our Board of Directors considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances our Board of Directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director, and the transactions involving them described in the section titled “Certain Relationships and Related Party Transactions.” There are no family relationships among any of our directors, director nominees or executive officers.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Non-Audit Fees

Baker Tilly US, LLP served as our independent registered public accounting firm for the fiscal year ended December 31, 2023. The following table sets forth the fees accrued or paid to Baker Tilly US, LLP, in connection with our December 31, 2023 and 2022 audit.

	Years Ended December 31,
	2023		2022
Audit Fees	$215,000		$226,275
Audit Related Fees	71,012	(1)	21,000
Tax Fees	-		-
All Other Fees	-		-
Total	286,012		247,275

(1) Represents professional fees for fiscal year 2023 consent of registration statements.

For the fiscal year ended December 31, 2022, we paid Frank Rimerman + Co. LLP $30,000 in audit related fees.

Pre-Approval of Audit and Non-Audit Services

In accordance with its Charter, the Audit Committee pre-approves all audit and permitted non-audit and tax services provided by our independent registered public accounting firm.

Prior to the annual engagement of our independent registered public accounting firm, the Audit Committee pre-approves all services to be provided. During the year, circumstances may arise when it may become necessary to engage the independent registered public accounting firm for additional services. In such circumstances, our management seeks approval of the non-audit services that it recommends the Audit Committee engage the independent registered public accounting firm to provide for the fiscal year. A budget, estimating the specific non-audit service spending for the fiscal year, is provided to the Audit Committee along with the request. The Audit Committee will be regularly informed of the non-audit services actually provided by the independent auditor pursuant to this pre-approval process. All fees accrued or paid to Baker Tilly US, LLP in connection with our December 31, 2023 and 2022 audit.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K

1. Financial Statements

2. Financial Statement Schedules

All financial statement schedules have been omitted because the required information is not applicable or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the financial statements and accompanying notes included in this Report.

3. Exhibits

See “Exhibit Index” immediately preceding the signature page of this Report, which is incorporated herein by reference.

ITEM 16. FORM 10-K SUMMARY

None.

RENOVORX, INC.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Sixth Amended and Restated Certificate of Incorporation of RenovoRx, Inc.	8-K	001-40738	3.1	August 31, 2021

3.2	Amended and Restated Bylaws of RenovoRx, Inc.	8-K	001-40738	3.1	September 11, 2023

4.1	Form of Private Common Stock Warrant (related to the 2020 Convertible Notes and 2021 Convertible Notes)	10-Q	001-40738	4.1	November 15, 2021

4.2	Form of Underwriter’s Warrant	S-1	333-258071	4.1	August 25, 2021

4.3	Form of Warrant Agent Agreement (including the terms of the Warrants)	S-1	333-258071	4.2	August 25, 2021

4.4	Specimen Stock Certificate evidencing the Shares of Common Stock	S-1	333-258071	4.4	August 25, 2021

4.5	Form of Warrant Certificate	S-1	333-258071	4.5	August 25, 2021

4.6	Form of Pre-Funded Common Stock Purchase Warrant	8-K	001-40738	4.1	April 3, 2023

4.7	Form of Common Stock Purchase Warrant	8-K	001-40738	4.2	April 3, 2023

4.8	Warrant to Purchase Common Stock of RenovoRx, Inc.	8-K	001-40738	10.3	January 29, 2024

4.9	RenovoRx Placement Agent Warrant	8-K	001-40738	10.5	January 29, 2024

4.10	Description of Securities	10-K	001-40738	4.6	March 30, 2022

10.1	Amended and Restated Investor Rights Agreement, dated as of April 18, 2018	10-Q	001-40738	10.1	November 15, 2021

10.2†	Amended and Restated 2021 Omnibus Equity Incentive Plan and Forms of Stock Option Grant Notice and Option Agreement	10-K	001-40738	10.2	March 30, 2022

10.3†	Amended and Restated Outside Director Compensation Policy	Filed herewith

10.4†	Confirmatory Offer Letter, by and between RenovoRx, Inc. and Shaun Bagai, dated November 11, 2021	10-Q	001-40738	10.4	November 15, 2021

10.5†	Consulting Agreement, by and between RenovoRx, Inc. and Ramtin Agah, M.D., dated January 1, 2018	10-Q	001-40738	10.5	November 15, 2021

10.6†	Amendment to Consulting Agreement, by and between RenovoRx, Inc. and Ramtin Agah, M.D., dated November 11, 2021	10-Q	001-40738	10.6	November 15, 2021

10.7†	Amendment to Consulting Agreement, by and between RenovoRx, Inc. and Ramtin Agah, M.D., dated January 25, 2022	10-K	001-40738	10.7	March 30, 2022

10.8†	Change in Control and Severance Agreement, by and between RenovoRx, Inc. and Shaun Bagai, effective as of November 11, 2021	10-Q	001-40738	10.7	November 15, 2021

10.9†	Change in Control and Severance Agreement, by and between RenovoRx, Inc. and Ramtin Agah, M.D., effective as of November 11, 2021	10-Q	001-40738	10.8	November 15, 2021

10.10†	Key Service Provider Incentive Compensation Plan	10-Q	001-40738	10.9	November 15, 2021

10.11†	Form of Indemnification Agreement	S-1	333-258071	10.7	August 25, 2021

10.12+	Master Supply Agreement, by and between Medical Murray, Inc. and RenovoRx, Inc., dated October 28, 2019	S-1	333-258071	10.11	August 25, 2021

10.13†	Consulting Agreement by and between RenovoRx, Inc. and Danforth Advisors, LLC, dated April 25, 2022	8-K	001-40738	10.1	July 19, 2022

10.14†	Offer Letter between RenovoRx, Inc. and Angela Gill Nelms, dated August 15, 2022	8-K	001-40738	10.1	September 19, 2022

10.15†	Change in Control and Severance Agreement by and between RenovoRx, Inc. and Angela Gill Nelms, dated August 17, 2022	8-K	001-40738	10.2	September 19, 2022

10.16†	Form of Placement Agency Agreement by and between RenovoRx, Inc. and Roth Capital Partners, LLC, dated March 30, 2023	8-K	001-40738	10.1	April 3, 2023

10.17†	Form of Securities Purchase Agreement	8-K	001-40738	10.2	April 3, 2023

10.18	Subscription Agreement, by and between RenovoRx, Inc. and the investors thereto	8-K	001-40738	10.1	January 29, 2024

10.19	Offering Extension, dated January 12, 2024	8-K	001-40738	10.2	January 29, 2024

10.20	Placement Agent Agreement, by and between RenovoRx, Inc. and Paulson Investment Company, LLC, dated November 14, 2023	8-K	001-40738	10.4	January 29, 2024

10.21	Amended and Restated Offer Letter, by and between RenovoRx, Inc. and Ronald B. Kocak	8-K	001-40738	10.1	February 9, 2024

10.22	Amended and Restated Offer Letter, by and between RenovoRx, Inc. and Leesa Gentry	8-K	001-40738	10.1	March 14, 2024

19.1	Insider Trading Policy	Filed herewith

23.1	Consent of Baker Tilly US, LLP	Filed herewith

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).	Filed herewith

31.2	Certification of Principal Accounting Officer Pursuant to Rule 13a-14(a)/15d-14(a).	Filed herewith

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.	Furnished herewith

32.2*	Certification of Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350.	Furnished herewith

97.1	Policy Related to Recovery of Erroneously Awarded Compensation, adopted September 7, 2023	Filed herewith

101.INS	Inline XBRL Taxonomy Extension Instance Document (the instance document does not appear on the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Interactive Data Files submitted as Exhibit 101).	Filed herewith

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

RENOVORX, INC.

Date: April 1, 2024	/s/ Shaun R. Bagai
Shaun R. Bagai
Chief Executive Officer

Date: April 1, 2024	/s/ Ronald B. Kocak
Ronald B. Kocak
VP Controller and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Shaun R. Bagai	Chief Executive Officer, Director	April 1, 2024
Shaun R. Bagai	(Principal Executive Officer)

/s/ Ronald B. Kocak	VP, Controller and Principal Accounting Officer	April 1, 2024
Ronald B. Kocak	(Principal Accounting Officer)

/s/ Ramtin Agah	Chairman of the Board of Directors	April 1, 2024
Ramtin Agah, M.D.

/s/ Laurence J. Marton	Director	April 1, 2024
Laurence J. Marton, M.D.

/s/ Una S. Ryan	Director	April 1, 2024
Una S. Ryan, O.B.E., Ph.D., D.Sc.

/s/ Kirsten Angela Macfarlane	Director	April 1, 2024
Kirsten Angela Macfarlane

/s/ Robert J. Spiegel	Director	April 1, 2024
Robert J. Spiegel, M.D., FACP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of RenovoRx, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of RenovoRx, Inc. (the “Company”) as of December 31, 2023 and 2022, the related statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes to the financial statements (collectively the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred significant losses and negative cash flows from operations since its inception. The Company incurred a net loss of $10.2 million during the year ended December 31, 2023, and reported an accumulated deficit of $41.4 million as of December 31, 2023. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Irvine, California

April 1, 2024

RenovoRx, Inc.

Balance Sheets

(in thousands, except share and per share amounts)

	As of December 31,
	2023	2022

Assets
Current assets:
Cash and cash equivalents	$1,173	$4,391
Short-term marketable securities	-	2,049
Prepaid expenses and other current assets	192	825
Deferred offering costs	101	-
Total assets	$1,466	$7,265

Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$561	$534
Accrued expenses	614	568
Total current liabilities	1,175	1,102
Common stock warrant liability	3,291	-
Total liabilities	$4,466	$1,102
Commitments and contingencies (Note 6)

Convertible preferred stock and stockholders’ equity (deficit):
Convertible preferred stock, $0.0001 par value; 15,000,000 shares authorized as of December 31, 2023 and 2022, respectively; zero shares issued and outstanding at December 31, 2023 and 2022, respectively	-	-
Common stock, $0.0001 par value, 250,000,000 shares authorized at December 31, 2023, and 2022, respectively; 10,693,580 and 9,097,701 shares issued and outstanding as of December 31, 2023, and 2022, respectively	1	1
Additional paid-in capital	38,404	37,318
Accumulated other comprehensive income	-	17
Accumulated deficit	(41,405)	(31,173)
Total convertible preferred stock and stockholders’ (deficit) equity	(3,000)	6,163
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$1,466	$7,265

The accompanying notes are an integral part of these financial statements.

RenovoRx, Inc.

Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Years Ended December 31,
	2023	2022
Operating expenses:
Research and development	$5,667	$4,301
General and administrative	5,729	5,649
Total operating expenses	11,396	9,950

Loss from operations	(11,396)	(9,950)
Change in fair value of warrant liability	1,709	-
Interest income (expense), net	108	57
Other income, net	-	4
Financing costs allocated to warrant	(653)	-
Total other income (expenses), net	1,164	61
Net loss	(10,232)	(9,889)
Other comprehensive income:
Unrealized gain on marketable securities	-	17
Comprehensive loss	$(10,232)	$(9,872)
Net loss per share, basic and diluted	$(0.99)	$(1.09)

Weighted-average shares of common stock outstanding, basic and diluted	10,290,667	9,051,726

The accompanying notes are an integral part of these financial statements.

RenovoRx, Inc.

Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	(Deficit)
Balance—December 31, 2021	-	$-	8,933,989	$1	$36,632	$-	$(21,284)	$15,349
Issuance of common stock upon exercise of stock options	-	-	160,212	-	42	-	-	42
Issuance of restricted stock awards	-	-	3,500	-	14	-	-	14
Stock-based compensation expense	-	-	-	-	630	-	-	630
Other comprehensive income	-	-	-	-	-	17	-	17
Net loss	-	-	-	-	-	-	(9,889)	(9,889)
Balance—December 31, 2022	-	-	9,097,701	1	37,318	17	(31,173)	6,163
Issuance of common stock upon exercise of stock options	-	-	8,247	-	8	-	-	8
Issuance of restricted stock awards	-	-	30,000	-	-	-	-	-
Issuance of common stock upon the registered direct offering	-	-	1,000,000	-	-	-	-	-
Issuance and exercise of common stock warrants upon the registered direct offering	-	-	557,632	-	-	-	-	-
Stock-based compensation expense	-	-	-	-	1,078	-	-	1,078
Other comprehensive income	-	-	-	-	-	(17)	-	(17)
Net loss	-	-	-	-	-	-	(10,232)	(10,232)
Balance—December 31, 2023	-	$-	10,693,580	$1	$38,404	$-	$(41,405)	$(3,000)

The accompanying notes are an integral part of these financial statements.

RenovoRx, Inc.

Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(10,232)	$(9,889)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,078	644
Amortization on leasehold improvements	-	6
Change in fair value of common stock warrants classified as a liability	(1,709)	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	633	264
Other assets	(101)	9
Accounts payables	27	-
Accrued expenses	46	155
Net cash used in operating activities	(10,258)	(8,811)

Cash flows from investing activities:
Purchases of marketable securities	-	(8,000)
Proceeds from maturities of marketable securities	-	5,968
Proceeds from the sale of investments	2,032	-
Net cash provided by (used in) investing activities	2,032	(2,032)

Cash flows from financing activities:
Proceeds from common stock and pre-funded common stock warrants	5,000	-
Proceeds from exercise of stock options	8	42
Net cash provided by financing activities	5,008	42
Net decrease in cash and cash equivalents	(3,218)	(10,801)
Cash and cash equivalents:
Beginning of year	4,391	15,192
End of year	$1,173	$4,391
Supplemental of non-cash financing activities:
Fair value of common warrant classified as a liability	$3,291	$-

The accompanying notes are an integral part of these financial statements.

RenovoRx, Inc.

Notes to Financial Statements

1. Business and Principal Activities

Description of Business

RenovoRx, Inc. (the “Company”) was incorporated in the state of Delaware in December 2012 and operates from its headquarters in Los Altos, California. The Company is a clinical-stage biopharmaceutical company focused on developing therapies for the local treatment of solid tumors and conducting a Phase III pancreatic cancer clinical trial for its lead product candidate RenovoGem™. The Company’s therapy platform, RenovoRx Trans-Arterial Micro-Perfusion, or TAMP® utilizes approved chemotherapeutics with validated mechanisms of action and well-established safety and side effect profiles, with the goal of increasing their efficacy, improving their safety, and widening their therapeutic window.

Liquidity, Capital Resources and Substantial Doubt About the Company’s Ability to Continue as a Going Concern

From the Company’s inception through December 31, 2023, it has raised an aggregate of $38.3 million from private placements of convertible preferred stock, convertible debt securities, the issuance of securities in the IPO, and the exercise of warrants and common stock options. As of December 31, 2023, the Company had cash and cash equivalents of $1.2 million.

The Company has incurred significant losses and negative cash flows from operations since its inception. For the year ended December 31, 2023, the Company reported a net loss of $10.2 million and an accumulated deficit of $41.4 million and does not expect to generate positive cash flows from operations in the foreseeable future. The Company expects to incur significant and increasing losses until regulatory approval is granted for its first product candidate, RenovoGem™. Regulatory approval is not guaranteed and may never be obtained. The Company believes it will be able to raise additional capital through debt financings, private or public equity financings, license agreements, collaborative agreements or other arrangements with other companies, or other sources of financing. There can be no assurance that such financing will be available or will be at terms acceptable to the Company. The inability to raise capital as and when needed would have a negative impact on the Company’s liquidity financial condition and its ability to pursue its business strategy. The Company will need to generate significant revenue to achieve profitability, and it may never do so.

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

Net Loss per Share

Basic net loss per common share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding during the period, without consideration of common stock equivalents. Diluted net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock and common stock equivalents of potentially dilutive securities outstanding for the period determined using the treasury stock and if-converted methods. Potentially dilutive common stock equivalents are comprised of convertible preferred stock, convertible notes, and warrants including options and restricted stock awards outstanding under the Company’s Equity Incentive Plan. For the years ended December 31, 2023 and 2022, there was no difference in the number of shares used to calculate basic and diluted shares outstanding as the inclusion of the potentially dilutive securities would be anti-dilutive.

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

Research and Development Costs

Research and development expenses are charged to expense as incurred. Research and development expenses includes personnel costs including salaries, benefits and stock-based compensation. In addition, it includes expenses for consultants that support clinical trial studies, materials costs, external clinical drug product manufacturing costs, outside services costs, regulatory activities including filing fees, fees for maintaining licenses and other amounts due to third-party agreements, laboratory materials, clinical trial, as noted above, and supplies to support our research activities, including allocated facility and general and administrative indirect overhead related costs. The Company also receives payments from clinical trial sites for RenovoCath delivery devices used in the Phase III clinical trial. Payments received from clinical sites cover the direct costs of manufacturing the RenovoCath delivery devices and offset research and development expenses were $96,000 and $141,000 for December 31, 2023 and 2022, respectively.

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

Income Taxes

Deferred tax assets and liabilities are measured based on differences between the financial reporting and tax basis of assets and liabilities using enacted rates and laws that are expected to be in effect when the differences are expected to reverse. The Company records a valuation allowance for the full amount of deferred assets, which would otherwise be recorded for tax benefits relating to operating loss and tax credit carryforwards for all periods presented, as realization of such deferred tax assets cannot be determined to be more likely than not. Due to losses incurred for all periods presented, the Company does not record a tax provision or benefit for income taxes.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326). The guidance represents a significant change in the accounting for credit losses model by requiring immediate recognition of management’s estimates of current expected credit losses (CECL). Under the prior model, losses were recognized only as they were incurred. The Company has determined that it has met the criteria of a smaller reporting company (“SRC”) as of November 15, 2019. As such, ASU 2019-10, Financial Instruments —Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) —Effective Dates amended the effective date for the Company to be for reporting periods beginning after December 15, 2022. The Company adopted this ASU 2016-13 on January 1, 2023 and the adoption had no significant impact to the Company’s financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) (ASU 2020-06): Accounting for Convertible Instruments and Contracts in an Entity, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The updated guidance is effective on a prospective basis for annual reporting periods beginning after December 15, 2023 and for interim periods within those periods. The Company has early adopted on January 1, 2022 and the pronouncement did not have any material impact on the Company’s financial position or results of operations.

3. Short-Term Marketable Securities

The tables summarize the Company’s short-term marketable securities as of December 31, 2022. There were no short-term marketable securities as of December 31, 2023 (in thousands):

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury bills	$2,032	$17	$-	$2,049
	$2,032	$17	$-	$2,049

4. Accrued Expenses

The components of accrued expenses as of December 31, 2023 and 2022 are as follows (in thousands):

	Years Ended December 31,
	2023	2022
Clinical trial	$470	$88
Employee benefits	75	475
Other	69	5
Total accrued expenses	$614	$568

5. Fair Value Measurements

As of December 31, 2023, and 2022, the Company held $0.9 million and $4.3 million, respectively, in a money market account.

The following tables sets summarize the Company’s financial assets and liabilities, measured at fair value on a recurring basis by level within the fair value hierarchy, as of December 31, 2023, and 2022, (in thousands):

	Fair Value Measurements at December 31, 2023 using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$905	$-	$-	$905
	$905	$-	$-	$905

Liabilities:
Common stock warrant liability	$-	$-	$3,291	$3,291
	$-	$-	$3,291	$3,291

	Fair Value Measurements at December 31, 2022 using:
	Level 1	Level 2	Level 3	Total

Cash equivalents:
Money market funds	$4,300	$-	$-	$4,300
Available-for-sale securities:
U.S. Treasury bills	2,049	-	-	2,049
	$6,349	$-	$-	$6,349

There were no transfers between Level 1, Level 2 or Level 3 during the periods presented. The Company had no other financial assets or liabilities that were required to be measured at fair value on a recurring basis.

6. Commitments and Contingencies

Legal Proceedings

From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business.

The Company was not subject to any material legal proceedings during the year ended December 31, 2023 and no material legal proceedings are subsequently outstanding or pending.

Guarantees and Indemnification

In the ordinary course of business, the Company enters into agreements that may include indemnification provisions. As permitted under Delaware law and in accordance with its bylaws, the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. The Company is also party to indemnification agreements with its officers and directors. In some cases, the indemnification will continue after the termination of the agreement. The maximum potential amount of future payments that the Company could be required to make under these provisions is not determinable. The Company has never incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. The Company is not currently aware of any indemnification claims. Accordingly, the Company has not recorded any liabilities for these indemnification rights and agreements as of December 31, 2023.

Operating Leases

The Company leases its headquarters in Los Altos, California under a month-to-month operating lease agreement. Rent expense was $75,000 and $72,000 for the years ended December 31, 2023 and 2022, respectively.

7. Equity Incentive Plan – Stock-Based Compensation Expense and Common Stock Warrants

2021 Omnibus Equity Incentive Plan

On July 19, 2021, the Company’s Board of Directors adopted the RenovoRx, Inc. 2021 Omnibus Equity Incentive Plan (the “2021 Plan”). The 2021 Plan, which became effective immediately prior to the closing of the IPO, initially reserved 2,185,832 shares of common stock, which included 10,832 shares of common shares reserved but unissued under the Amended and Restated 2013 Equity Incentive Plan (the “2013 Plan”). The Company’s 2013 Plan was terminated immediately prior to the closing of the IPO; however, shares subject to awards granted under the 2013 Plan will continue to be governed by the 2013 Plan. In accordance with the terms of the 2021 Plan, on January 1, 2024, the number of shares reserved and available for issuance increased by 320,807 shares.

A summary of the stock option activity for the year ended December 31, 2023 is as follows:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	1,399,252	$2.40	7.79	$928
Granted	552,096	$2.67	-	$-
Exercised	(8,247)	$0.94	-	$-
Forfeited	(79,166)	$2.82	-	$-
Expired	(3,810)	$1.57	-	$-
Outstanding as of December 31, 2023	1,860,125	$2.47	7.24	$984
Exercisable as of December 31, 2023	1,082,335	$2.19	6.00	$859
Vested and expected to vest as of December 31, 2023	1,860,125	$2.47	7.24	$948

As of December 31, 2023, there was $1.7 million of unrecognized stock-based compensation expense related to options granted but not yet amortized, which will be recognized over a weighted-average period of approximately 2.56 years.

The following table summarizes the outstanding and exercisable options as of December 31, 2023:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Number of Shares	Weighted Average Remaining Contractual Life
$ 0.00 - $ 1.00	456,630	3.75	449,213	3.66
$ 1.01 - $ 2.00	214,842	9.17	95,065	8.72
$ 2.01 - $ 3.00	568,312	8.42	241,712	7.77
$ 3.01 - $ 4.00	385,953	8.72	133,899	8.06
$ 5.01 - $ 6.00	61,966	4.64	61,966	4.64
$ 6.01 - $ 7.00	170,069	7.75	99,206	7.75
$ 8.01 - $ 9.00	2,353	7.86	1,274	7.86
Total	1,860,125	7.24	1,082,335	6.00

For the years ended December 31, 2023, and 2022, the Company utilized the Black-Scholes option-pricing model for estimating the fair value of the stock option granted. The Company estimated the fair value of each option grant on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions:

Years Ended December 31,
	2023	2022
Expected volatility	99.49% – 128.37%	100.48% – 103.20%
Expected term (years)	6.02 – 10.00	5.27 – 10.00
Risk-free interest rate	3.40% – 4.59%	0.62% – 4.05%
Dividend rate	–%	–%

Changes on Level 3 Liabilities Measured at Fair Value on a Recurring Basis

The following table reflects the change in the Company’s Level 3 common warrant liability for the year ended December 31, 2023 (in thousands):

Fair value as of December 31, 2022	$-
Common warrants issued in connection with private placement	5,000
Change in fair value	(1,709)
Fair value as of December 31, 2023	$3,291

The Company remeasures the fair value of its common warrant liability at each reporting date. It calculates the estimated fair value of the common warrant liability using a Monte Carlo simulation. The following table details the assumptions used in the Monte Carlo simulation to estimate the fair value of the common warrant liability as of December 31, 2023 and April 3, 2023 (the inception date), respectively:

	December 31, 2023	April 3, 2023
Stock price	$2.29	$3.10
Expected volatility	116.0%	110.0%
Expected term (years)	4.76	5.51
Risk-free interest rate	3.86%	3.51%
Dividend rate	–%	–%

During the years ended December 31, 2023, and 2022, the Company recognized $1.1 million and $644,000, respectively, in stock-based compensation expense from stock option grants and restricted stock awards. The compensation expense is allocated on a departmental basis, based on the classification of the option holder. No income tax benefits have been recognized in the statements of operations and comprehensive loss for stock-based compensation arrangements.

The following table summarizes the components of stock-based compensation expense recognized in the Company’s statements of operations and comprehensive loss during the years ended December 31, 2023, and 2022 (in thousands):

	Years Ended December 31,
	2023	2022
Research and development	$204	$134
General and administrative	874	510
Total stock-based compensation expense	$1,078	$644

In January 2022, the Company granted 3,500 shares of restricted common stock under the 2021 Plan to a consultant as partial consideration for services rendered, with a deemed fair value of $4.03 per share or $14,000. The fair value of this restricted stock award was expensed as stock-based compensation on the date of grant as they were fully vested on that date.

Common Stock Warrants

In connection with the IPO, the Company issued warrants to purchase 3,035,195 shares of the Company’s common stock. Warrants to purchase 198,875 shares of the Company’s common stock expire on August 25, 2026, and warrants to purchase 2,588,120 shares of the Company’s common stock expire on August 31, 2026.

The following is a summary of the common stock warrant activity during the year ended December 31, 2023:

	Shares Issuable Upon Exercise of Outstanding Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2022	2,786,995	$10.80	3.67	$30,100
Issued	2,504,672	3.21	4.75	8,040
Exercised	(557,632)	3.21	-	(1,790)
Expired	-	-	-	-
Outstanding as of December 31, 2023	4,734,035	$7.68	3.51	$36,350

8. Income Taxes

For the years ended December 31, 2023 and 2022, the Company’s income tax provision is zero due to a full valuation allowance against the deferred tax assets.

The differences between the tax provision (benefit) at the statutory federal tax rate and the tax provision (benefit) are as follows (in thousands):

	Years Ended December 31,
	2023	2022
Statutory federal income tax	$(2,149)	$(2,077)
Increase (decrease) resulting from:
Change in valuation allowance	3,863	3,411
Permanent items	(311)	26
Prior year true ups	(12)	(17)
Tax credits	(511)	(421)
State	(880)	(922)
Other	-	-
Income tax provision	$-	$-

The components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	Years Ended December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$8,867	$6,492
Tax credits carryforwards	1,872	1,297
Stock-based compensation	260	56
Fixed assets/intangible assets	114	111
Charitable contributions	3	2
Capitalized research	1,613	813
Accruals and other	20	133
Gross deferred tax assets	12,749	8,904
Valuation allowance	(12,749)	(8,886)
Deferred tax assets	-	18
Deferred tax liabilities:
Unrealized gain	-	18
Deferred tax liabilities	-	18
Net deferred tax asset	$-	$-

At December 31, 2023, the Company had federal and state net operating loss (“NOL”) carryforward amounts of $31.4 million and $32.5 million, respectively. The federal NOL carryforwards consists of $4.7 million generated before January 1, 2018, which will begin to expire in 2030 but are able to offset 100% of taxable income and $26.7 million generated after December 31, 2017 which can be carried forward indefinitely and may be able to be used against 100% of taxable income through the tax year ending December 31, 2020, as updated by the Coronavirus Aid, Relief, and Economic Security Act (P.L. 116-136), otherwise known as the CARES Act. Federal NOLs will then be subject to 80% limitation for tax years beginning on or after January 1, 2021.The state NOL carryforward will begin to expire in 2033.

As of December 31, 2023, the Company had federal and state tax credit carryforwards of $2.2 million which will begin to expire in 2033, and California tax credit carryforwards of $0.4 million which do not expire.

The Company follows Financial Accounting Standards Board No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB No. 109, as codified in FASB ASC 740-10, Income Taxes. At December 31, 2023, unrecognized tax benefits related to federal and state tax credits was $0.6 million. The Company did not have tax-related interest and penalties at December 31, 2023. The Company does not expect significant changes to its unrecognized tax benefits in the next twelve months. If recognized, none of the unrecognized tax benefits would affect the effective tax rate.

Uncertain Income Tax Positions

The total amount of unrecognized tax benefits as of December 31, 2023 is $0.6 million which relates to federal and state tax credits.

The following summarizes the activity related to the Company’s unrecognized tax benefits for the years ended December 31, 2022 and December 31, 2023 (in thousands):

Balance at December 31, 2021	$309
Tax positions related to the current year:
Additions	140
Balance at December 31, 2022	449
Tax positions related to the current year:
Additions	197
Balance at December 31, 2023	$646

The Company’s policy is to account for interest and penalties as income tax expense. As of December 31, 2023, the Company had no interest related to unrecognized tax benefits. No amounts of penalties related to unrecognized tax benefits were recognized in the provision for income taxes. We do not anticipate any significant change within twelve months of this reporting date.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is subject to U.S. federal and state income tax examination for calendar tax years beginning in 2011 due to net operating losses that are being carried forward for tax purposes.

9. Net Loss per Share

Basic and diluted net loss per common share was calculated as follows (in thousands except per share amounts):

	Years Ended December 31,
	2023	2022
Numerator:
Net loss	$(10,232)	$(9,889)
Denominator:
Weighted average shares used in computing net loss per share – basic and diluted	10,291	9,052
Net loss per share – basic and diluted	$(0.99)	$(1.09)

For the years ended December 31, 2023 and 2022, the Company had a net loss and as such, all outstanding shares of potentially dilutive securities were excluded from the calculation of diluted net loss per share as the inclusion would be anti-dilutive.

Potentially dilutive securities not included in the computation of diluted net loss per share because to do so would be antidilutive are as follows (in common stock equivalent shares):

	Years Ended December 31,
	2023	2022
Options to purchase common stock	659,191	730,746
Total	659,191	730,746

10. Related Party Transactions

In January 2018, the Company entered into a consulting agreement with one of the Company’s co-founders, Dr. Ramtin Agah, pursuant to which Dr. Agah provides consulting services as the Company’s Chief Medical Officer by overseeing Company-sponsored clinical trials. The agreement, which was amended on September 1, 2019, and November 11, 2021, respectively, continues in force for as long as Dr. Agah is providing consulting services and may be terminated by either party on 30 days’ notice. Dr. Agah was awarded (i) options to purchase 60,000 shares of the Company’s common stock in May 2017, which have vested, (ii) options to purchase 40,000 shares of the Company’s common stock in July 2018, which have vested, (iii) options to purchase 20,000 shares of the Company’s common stock in June 2021, which vest ratably over 24 months from the vesting commencement date of May 14, 2021, (iv) options to purchase of 52,203 shares of the Company’s common stock in September 2021, which vest ratably over 48 months from the vesting commencement date of August 26, 2021, and (v) options to purchase 21,398 shares of the Company’s common stock in March 2022, which vest ratably over 48 months from the vesting commencement date of August 26, 2021. In December 2018, Dr. Agah’s agreement was amended to provide that he would receive cash compensation of $4,000 per month for certain proctoring services, and in September 2019, his compensation was increased to $10,000 per month to compensate for additional services he was providing. In November 2021, we entered into a third amendment to the Consulting Agreement with Dr. Agah which provides for a monthly consulting fee of $22,000, based on Dr. Agah spending no less than 24 hours per week on Company matters. Dr. Agah’s monthly consulting fee was increased to $25,000 effective January 1, 2023. The Company may, in its discretion, proportionally adjust the monthly consulting fee if Dr. Agah’s time commitment decreases. The amendment also provides for Dr. Agah’s eligibility for an annual target cash incentive bonus equal to 40% of his annualized base consulting fee. In November 2021, we entered into a Change in Control and Severance Agreement with Dr. Agah. Consulting fees paid to Dr. Agah for the years ended December 31, 2023 and 2022, were $303,000 and $289,000, respectively. In addition, the Board approved a discretionary bonus of $91,000 paid in February 2023 to Dr. Agah in recognition of Company and individual performance during the year ended December 31, 2023.

11. Employee Benefit Plans

In January 2022, the Company established a defined contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) plan”). The 401(k) plan covers all employees who meet defined minimum age and service requirements. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under U.S. federal tax regulations. The Company makes matching contributions of up to 4% of the eligible employees’ compensation to the 401(k) plan. During the year ended December 31, 2023, the Company made contributions to the 401(k) plan of $42,000.

12. Subsequent Events

On January 26, 2024, the Company entered into a series of subscription agreements, in connection with a private placement offering to 92 accredited investors, which was also closed on January 26, 2024, and pursuant to which the Company raised aggregate gross proceeds of $6.1 million. In connection with the offering, we sold to investors an aggregate of 6,133,414 shares of its common stock, par value $0.0001 per share and common stock purchase warrants, to purchase an aggregate of up to 6,133,414 shares of common stock.

On February 23, 2024, the Company received a written notice from Nasdaq that the Company had, as of the date of the Notice, failed to meet the Minimum Stockholders’ Equity Requirement and that Nasdaq would commence delisting proceedings against the Company unless the Company timely requests a hearing before the Nasdaq Hearing Panel. On February 28, 2024, the Company provide written notice to request a hearing, which request will stay any delisting or suspension action by the Nasdaq staff at least pending the issuance of the Hearing’s Panel decision and the expiration of any extension that may be granted to the Company following the hearing. The hearing will be held on April 23, 2024.

