Form 10-Q
period 2024-06-30
RenovoRx, Inc.
filed 2024-08-13
CIK 1574094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 5, 2024, the registrant had 23,986,709 shares of common stock, $0.0001 par value per share, outstanding.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, or Form 10-Q (this “Report”), particularly in the sections captioned “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. All statements other than present and historical facts and conditions contained in this Report, including statements regarding our future results of operations and financial position, business strategy, plans and our objectives for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” or “would,” or the negative of these terms or other comparable terminology. Actual events or results may differ from those expressed in these forward-looking statements, and these differences may be material and adverse. Forward-looking statements include, but are not limited to, statements about:

●	the sufficiency of our existing cash, cash equivalents, and investments to fund our future operating expenses and capital expenditure requirements;

●	our estimates regarding expenses, future revenue, anticipated capital requirements to fund our future operating expenses, and our need for additional financing;

●	our financial performance;

●	our anticipated use of our existing cash, cash equivalents, and investments;

●	the ability of our clinical trials to demonstrate safety and efficacy of our product candidates and other positive results;

●	the progress and focus of our current and future clinical trials and the timing of reporting of data from those trials;

●	our continued reliance on third parties to conduct clinical trials of our product candidates and for the manufacture of our product candidates;

●	the beneficial characteristics, safety, efficacy, and therapeutic effects of our product candidates;

●	our ability to advance product candidates into and successfully complete clinical trials;

●	our ability to further develop and expand our therapy platform, both to use different chemotherapeutic agents, to include new indications, or to market and sell our FDA-cleared catheter drug-delivery device, RenovoCath®, on a standalone basis;

●	enrollment timing and projections for our clinical trials and our expectations relating to the timing of the provision of updates on, data readouts for, and completion of our clinical trials;

●	our ability to obtain and maintain regulatory approval of our product candidates and the timing or likelihood of regulatory filings and approvals, including our expectation to seek special designations, such as orphan drug designation, for our product candidates for various diseases;

●	existing regulations and regulatory developments in the United States and other jurisdictions;

●	our plans relating to commercializing our product candidates, if approved, including the geographic areas of focus and our potential and ability to successfully commercialize our product candidates and generate revenue;

●	the implementation of our strategic plans for our business and product candidates;

●	the expected potential benefits of strategic collaborations with third parties and our ability to attract collaborators with relevant and complementary expertise;

●	our estimates of the number of patients in the United States who suffer from the diseases we target;

●	our estimates of potential market opportunities and our ability to successfully realize these opportunities;

●	the success of competing therapies that are or may become available;

●	developments relating to our competitors and our industry, including competing product candidates and therapies;

●	our plans relating to the further development and manufacturing of our product candidates, including for additional indications which we may pursue;

●	our plans and ability to obtain or protect intellectual property rights, including extensions of existing patent terms where available;

●	the scope of protection we are able to establish and maintain for intellectual property rights, including our therapy platform and product candidates;

●	our ability to successfully negotiate and enter into agreements with distribution, strategic and corporate partners;

●	our potential and ability to successfully manufacture and supply our product candidates for clinical trials and for commercial use, if approved;

●	our ability to retain the continued service of our key personnel and to identify, hire, and then retain additional qualified personnel;

●	our ability to maintain compliance with the continuing listing requirements of The Nasdaq Stock Market LLC (“Nasdaq”); and

●	our expectations regarding the impact of major domestic and geopolitical events on our business.

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

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

RenovoRx, Inc.

Condensed Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	June 30, 2024	December 31, 2023

Assets
Current assets:
Cash and cash equivalents	$11,742	$1,173
Prepaid expenses and other current assets	262	192
Deferred offering costs	-	101
Total assets	$12,004	$1,466

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$438	$561
Accrued expenses	873	614
Total current liabilities	1,311	1,175
Common stock warrant liability	1,421	3,291
Total liabilities	2,732	4,466
Commitments and contingencies
Stockholders’ equity (deficit):
Convertible preferred stock, $0.0001 par value; 15,000,000 shares authorized as of June 30, 2024, and December 31, 2023, respectively; no shares issued and outstanding at June 30, 2024, and December 31, 2023	-	-
Common stock, $0.0001 par value, 250,000,000 shares authorized at June 30, 2024, and December 31, 2023; 23,970,067 and 10,693,580 shares issued and outstanding as of June 30, 2024, and December 31, 2023, respectively	2	1
Additional paid-in capital	54,140	38,404
Accumulated deficit	(44,870)	(41,405)
Total stockholders’ equity (deficit)	9,272	(3,000)
Total liabilities and stockholders’ equity (deficit)	$12,004	$1,466

The accompanying notes are an integral part of these condensed interim financial statements.

RenovoRx, Inc.

Condensed Statements of Operations

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$1,542	$1,925	$2,799	$3,263
General and administrative	1,492	1,450	2,711	3,373
Total operating expenses	3,034	3,375	5,510	6,636
Loss from operations	(3,034)	(3,375)	(5,510)	(6,636)
Other income/(expenses), net:
Interest and dividend income	138	50	175	54
Change in fair value of common warrant liability	507	1,573	1,870	1,573
Transaction costs allocated to common warrant liability	-	(575)	-	(575)
Total other income/(expenses), net	645	1,048	2,045	1,052
Net loss	(2,389)	(2,327)	(3,465)	(5,584)
Other comprehensive loss:
Comprehensive loss	$(2,389)	$(2,327)	$(3,465)	$(5,584)
Net loss per share, basic and diluted	$(0.10)	$(0.22)	$(0.18)	$(0.57)

Weighted-average shares of common stock outstanding, basic and diluted	24,049,113	10,655,155	19,498,306	9,881,371

The accompanying notes are an integral part of these condensed interim financial statements.

RenovoRx, Inc.

Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance — December 31, 2023	-	$-	10,693,580	$1	$38,404	$-	$(41,405)	$(3,000)
Issuance of common stock upon exercise of stock options	-	-	38,981	-	42	-	-	42
Proceeds from private placement offering, net of offering costs	-	-	6,133,414	1	5,377	-	-	5,378
Stock-based compensation expense	-	-	-	-	423	-	-	423
Net loss	-	-	-	-	-	-	(1,076)	(1,076)
Balance — March 31, 2024	-	-	16,865,975	2	44,246	-	(42,481)	1,767
Issuance of common stock upon exercise of stock options	-	-	23,228	-	12	-	-	12
Issuance of restricted stock awards	-	-	120,000	-	-	-	-	-
Issuance of common stock upon the private placement offering	-	-	6,960,864	-	9,638	-	-	9,638
Stock-based compensation expense	-	-	-	-	244	-	-	244
Net loss	-	-	-	-	-	-	(2,389)	(2,389)
Balance — June 30, 2024	-	$-	23,970,067	$2	$54,140	$-	$(44,870)	$9,272

The accompanying notes are an integral part of these condensed interim financial statements.

RenovoRx, Inc.

Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance — December 31, 2022	-	$-	9,097,701	$1	$37,318	$17	$(31,173)	$6,163
Issuance of common stock upon exercise of stock options	-	-	3,547	-	6	-	-	6
Issuance of restricted stock awards	-	-	30,000	-	117	-	-	117
Stock-based compensation expense	-	-	-	-	244	-	-	244
Other comprehensive loss	-	-	-	-	-	(17)	-	(17)
Net loss	-	-	-	-	-	-	(3,257)	(3,257)
Balance — March 31, 2023	-	-	9,131,248	1	37,685	-	(34,430)	3,256
Issuance of common stock upon the registered direct offering	-	-	1,000,000	-	-	-	-	-
Issuance and exercise of pre-funded common warrants upon the registered direct offering	-	-	557,632	-	-	-	-	-
Issuance of common stock upon exercise of stock options	-	-	4,200	-	2	-	-	2
Stock-based compensation expense	-	-	-	-	257	-	-	257
Net loss	-	-	-	-	-	-	(2,327)	(2,327)
Balance — June 30, 2023	-	$-	10,693,080	$1	$37,944	$-	$(36,757)	$1,188

The accompanying notes are an integral part of these condensed interim financial statements.

RenovoRx, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(3,465)	$(5,584)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	667	618
Change in fair value of common warrants classified as a liability	(1,870)	(1,966)
Loss on financing common stock and common warrants	-	393
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(70)	501
Deferred offering costs	101	(36)
Accounts payable	(123)	338
Accrued expenses	259	259
Net cash used in operating activities	(4,501)	(5,477)

Cash flows from investing activities:
Proceeds from maturities of marketable securities	-	2,032
Net cash provided by investing activities	-	2,032

Cash flows from financing activities:
Proceeds from private placement offering, net of offering costs	15,016	5,000
Proceeds from exercise of stock options	54	8
Net cash provided by financing activities	15,070	5,008
Net increase in cash and cash equivalents	10,569	1,563
Cash and cash equivalents:
Beginning of period	1,173	4,391
End of period	$11,742	$5,954

Supplemental of non-cash financing activities:
Fair value of common warrant classified as a liability	$1,421	3,427

The accompanying notes are an integral part of these condensed interim financial statements.

RenovoRx, Inc.

Notes to the Unaudited Condensed Interim Financial Statements

1. Business and Principal Activities

Description of Business

RenovoRx, Inc. (the “Company,” “we,” “us,” “our” and similar terminology) was incorporated in the state of Delaware in December 2012 and operates from its headquarters in Los Altos, California. The Company is a clinical-stage biopharmaceutical company focused on developing novel precision oncology therapies based on a local drug delivery platform for high unmet medical need with a goal to improve therapeutic outcomes for cancer patients undergoing treatment.

The Company’s patented Trans-Arterial Micro-Perfusion (“TAMP™”) therapy platform is designed to ensure precise therapeutic delivery to directly target tumors while potentially minimizing a therapy’s toxicities versus systemic intravenous therapy. The Company’s novel and patented approach to targeted treatment offers the potential for increased safety, tolerance, and improved efficacy. The Company’s Phase III lead product candidate, RenovoGem™, a novel oncology drug-device combination product, is being investigated under a U.S. new drug application that is regulated by the Food and Drug Administration’s (“FDA”) 21 CFR 312 pathway. RenovoGem is currently being evaluated for the treatment of locally advanced pancreatic cancer (“LPAC”) by the Center for Drug Evaluation and Research (the drug division of the FDA). RenovoGem utilizes RenovoCath, the Company’s FDA-cleared drug-delivery device, indicated for temporary vessel occlusion in applications including arteriography, preoperative occlusion, and chemotherapeutic drug infusion, in combination with gemcitabine (chemotherapy).

The Company is also actively exploring the use of TAMP to treat cancers beyond LAPC as well as other commercialization strategies for its technology.

Liquidity and Capital Resources

From the Company’s inception through June 30, 2024, it has raised an aggregate of $59.2 million, primarily from private placements of convertible preferred stock, convertible debt securities, the issuance of securities in the Company’s August 2021 initial public offering (the “IPO”), the sale of common stock and common stock warrants and the exercise of common stock warrants and common stock options. As of June 30, 2024, the Company had cash and cash equivalents of $11.7 million. As used herein, the term “common stock” refers to the Company’s common stock, par value $0.0001 per share.

The Company is in the pre-commercial stage and therefore has incurred significant losses and negative cash flows from operations since its inception. For the six months ended June 30, 2024, the Company reported a net loss of $3.5 million and an accumulated deficit of $44.9 million and does not expect to generate positive cash flows from operations in the foreseeable future. The Company expects to incur significant and increasing losses until regulatory approval is granted for its first product candidate, RenovoGem™. Regulatory approval is not guaranteed and may never be obtained. The Company may also pursue other revenue-generating strategies such as licensing or collaboration agreements or marketing its proprietary catheter device on a standalone basis. No assurances can be made that the Company will pursue these strategies, and even if it does, there is a risk that the Company will be unable to generate revenue from such activities.

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

On November 10, 2022, the Company has filed an omnibus shelf registration statement on Form S-3 that provides for the aggregate offerings of up to $50.0 million of the Company’s securities subject to various limitations, including limited sales in any twelve-month period while the Company is subject to the “baby-shelf” rules. As of June 30, 2024, and subject to the baby-shelf limitations rules, the aggregate offerings would be up to $11.4 million. The Company has also filed a registration statement on Form S-1 to register the cash exercise of the Company’s outstanding IPO, underwriter and private warrants. Cash exercise of these outstanding warrants is only expected to occur (if at all) when the trading price of the common stock is in excess of the $10.80 per share exercise price of such outstanding warrants.

On April 3, 2023, the Company completed a registered direct offering (“RDO”) utilizing its shelf registration statement for the purchase and sale of 1,557,632 shares of common stock (or pre-funded common stock warrants) to a certain institutional investor. In a concurrent private placement, the Company issued to the investor unregistered common warrants to purchase up to 1,947,040 shares of common stock (the “April 2023 Warrant”). The aggregate gross proceeds from this offer were $5.0 million, and the net offering proceeds were $4.4 million after deducting placement agent fees and placement agent’s expenses of $0.4 million and other professional expenses of $0.2 million.

On January 26, 2024, the Company completed a private placement to 92 accredited investors with gross proceeds of $6.1 million before deducting placement agent fees and other offering expenses of approximately $0.7 million. In this private placement, the Company issued 6,133,414 shares of its common stock and common warrants to purchase up to an aggregate of 6,133,414 shares of common stock, which expire five years from the issuance date, January 26, 2024. In connection with such private placement, the Company entered into a placement agent agreement as additional compensation to the placement agent, and issued common warrants to purchase up to an aggregate of 511,940 shares of common stock (the “January 2024 PA Warrants”), which warrants expire five years from the issuance date. The exercise price for the significant majority of the warrants issued in this private placement have an exercise price of $0.99 per share; warrants purchased by directors, officers, employees and consultants of the Company in this private placement have an exercise price of $1.22 per share.

On April 11, 2024, the Company completed another private placement offering to 172 accredited investors, issuing common stock, pre-funded warrants, Series A warrants, and Series B warrants. The aggregate gross proceeds from this offer were $11.1 million, and the net offering proceeds were $9.7 million after deducting placement agent fees of $1.2 million and other professional expenses of $0.2 million. In conjunction with the issuance of 6,960,864 shares of common stock, the Company bundled the offering with: (i) a pre-funded warrant exercisable for 951,500 shares of common stock at an exercise price of $0.0001 per share, with an unlimited term and immediate exercisability upon issuance, subject to specific beneficial ownership limitations; (ii) Series A warrants exercisable or 7,912,364 shares of common stock at $1.22 per share, valid for 5 years and immediately exercisable subject to customary adjustments and beneficial ownership limitations; (iii) Series B warrants exercisable for 3,956,182 shares of common stock at $1.22 per share, valid for 2 years and immediately exercisable subject to customary adjustments and beneficial ownership limitations, with the Company retaining the right to call these warrants under certain conditions. Additionally, as compensation to the placement agent, the Company issued warrants on the same date, to purchase up to an aggregate of 701,243 shares of common stock (the “April 2024 PA Warrants”) at $1.69 per share over a 5-year term, with provisions for cashless exercise if the shares are unregistered or no current prospectus is available for resale. The April 2024 PA Warrants become exercisable on October 11, 2024, subject to specific beneficial ownership limitations and customary adjustments.

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Unaudited Condensed Interim Financial Information

The accompanying unaudited condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules and regulations, certain footnotes or other financial information normally included in unaudited condensed interim financial statements prepared in accordance with GAAP have been condensed or omitted. The unaudited condensed interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal, recurring adjustments that are necessary to present fairly the Company’s results for the interim periods presented. The condensed balance sheet as of December 31, 2023, is derived from the Company’s audited financial statements. The results of operations for the three ended June 30, 2024, are not necessarily indicative of the results to be expected for the year ending December 31, 2023, or for any other future annual or interim period. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification and as amended by Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

Summary of Significant Accounting Policies

There have been no material changes to the significant accounting policies during the six months ended June 30, 2024 from those previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on April 1, 2024 (the “2023 Annual Report”).

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

3. Fair Value Measurements

As of June 30, 2024, and December 31, 2023, the Company held $11.3 million and $0.9 million, respectively, in a money market account.

The following tables summarize the Company’s financial assets and liabilities, measured at fair value on a recurring basis by level within the fair value hierarchy, as of June 30, 2024, and December 31, 2023 (in thousands):

	June 30, 2024
Assets	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$11,266	$-	$-	$11,266
	$11,266	$-	$-	$11,266

Liabilities	Level 1	Level 2	Level 3	Total
Common stock warrant liability	$-	$-	$1,421	$1,421
	$-	$-	$1,421	$1,421

	December 31, 2023
Assets	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$905	$-	$-	$905
	$905	$-	$-	$905

Liabilities	Level 1	Level 2	Level 3	Total
Common stock warrant liability	$-	$-	$3,291	$3,291
	$-	$-	$3,291	$3,291

There were no transfers between Level 1, Level 2 or Level 3 during the periods presented. The Company had no other financial assets or liabilities that were required to be measured at fair value on a recurring basis.

Assumptions Used in Determining Fair Value of Warrant

The terms of the April 2023 Warrant provide that in the event of certain fundamental transactions involving the Company, the warrant holder may require the Company to make a payment based on a Black-Scholes valuation of the April 2023 Warrant, using specified inputs. Therefore, the April 2023 Warrants are accounted for as liabilities.

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

A summary of the Black Scholes pricing model assumptions used to record the fair value of the April 2023 Warrant is as follows:

	June 30, 2024	December 31, 2023
Expected volatility	110% – 114%	116% – 177%
Expected term (years)	1.01 – 4.26	1.01 – 4.76
Risk-free interest rate	4.40% – 5.09%	3.86% – 4.78%
Dividend rate	–%	–%

Changes on Level 3 Liabilities Measured at Fair Value on a Recurring Basis

The following table reflects the change in the Company’s Level 3 liability associated with the April 2023 Warrant for the six months ended June 30, 2024 (in thousands):

Fair value as of December 31, 2023	$3,291
Change in fair value	(1,870)
Fair value as of June 30, 2024	$1,421

4. Accrued Expenses

The components of accrued expenses as of June 30, 2024, and December 31, 2023 are as follows (in thousands):

	June 30, 2024	December 31, 2023
Clinical trial	$599	$470
Employee benefits	222	75
Other	52	69
Total accrued expenses	$873	$614

5. Commitments and Contingencies

Legal Proceedings

From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business. The Company was not subject to any material legal proceedings during the six months ended June 30, 2024, and no material legal proceedings are subsequently outstanding or pending.

Guarantees and Indemnification

In the ordinary course of business, the Company enters into agreements that may include indemnification provisions. As permitted under Delaware law and in accordance with its bylaws, the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. The Company is also party to indemnification agreements with its officers and directors. In some cases, the indemnification will continue after the termination of the agreement. The maximum potential amount of future payments that the Company could be required to make under these provisions is not determinable. The Company has never incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. The Company is not currently aware of any indemnification claims. Accordingly, the Company has not recorded any liabilities for these indemnification rights and agreements as of June 30, 2024.

Operating Leases

The Company leases its headquarters in Los Altos, California under a month-to-month operating lease agreement. Rent expenses were $20,000 and $19,000 for the three months ended June 30, 2024, and 2023, respectively. Rent expenses were $41,000 and $37,000 for the six months ended June 30, 2024, and 2023, respectively.

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

A summary of the stock option activity for the six months ended June 30, 2024 is as follows:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	1,860,125	$2.47	7.24	$984
Granted	1,292,384	$1.18	-	$-
Exercised	(62,209)	$0.86	-	$-
Forfeited	(334,371)	$1.97	-	$-
Expired	(107,278)	$2.50	-	$-
Outstanding as of June 30, 2024	2,648,651	$1.94	7.85	$290
Exercisable as of June 30, 2024	1,339,961	$2.09	6.42	$250
Vested and expected to vest as of June 30, 2024	2,648,651	$1.94	7.85	$290

As of June 30, 2024, there was $2.0 million of unrecognized stock-based compensation expense related to options granted but not yet amortized, which will be recognized over a weighted-average period of approximately 2.96 years.

For the six months ended June 30, 2024, and 2023, the Company utilized the Black-Scholes option-pricing model for estimating the fair value of the stock option granted. The Company estimated the fair value of each option grant on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions:

Six Months Ended June 30,
	2024	2023
Expected volatility	123.76% – 143.10%	99.49% – 106.69%
Expected term (years)	6.02 – 10.00	6.02 – 10.00
Risk-free interest rate	4.03% – 4.30%	3.51% – 4.28%
Dividend rate	–%	–%

During the three months ended June 30, 2024, and 2023, the Company recognized $244,000 and $257,000, respectively, in stock-based compensation expense from stock option grants. During the six months ended June 30, 2024, and 2023, the Company recognized $667,000 and $501,000, respectively, in stock-based compensation expense from stock option grants. The compensation expense is allocated on a departmental basis, based on the classification of the option holder. No income tax benefits have been recognized in the condensed statements of operations for stock-based compensation arrangements.

The following table summarizes the components of stock-based compensation expense recognized in the Company’s Condensed Statements of Operations during the three and six months ended June 30, 2024, and 2023 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Research and development	$81	$67	$207	$109
General and administrative	163	190	460	509
Total stock-based compensation expense	$244	$257	$667	$618

Restricted Stock Units and Restricted Stock Awards Issued for Services

Restricted stock units (RSU) are valued based on the closing price of the Company’s common stock on the date of the grant. The fair value of RSU is recognized and amortized on a straight-line basis over the requisite service period of the award.

The following table summarizes RSU activity during the six months ended June 30, 2024:

	Shares	Weighted- Average Exercise Price
Outstanding as of December 31, 2023	-	$-
Granted	5,000	$1.47
Vested	(5,000)	$1.47
Forfeiture	-	$-
Outstanding as of June 30, 2024	-	$-

In March 2024, the Company issued an additional 120,000 shares of restricted stock awards outside the 2021 Plan for business advisory and investor relations services and recognized $27,000 of stock-based compensation expense.

2024 Common Warrants

In connection with the Company’s January 2024 private placement offering, the Company issued warrants to purchase up to 6,133,414 shares of common stock and January 2024 PA Warrants to purchase to up 511,940 shares of common stock. All such warrants expire on January 26, 2029.

In connection with the Company’s April 2024 private placement offering, the Company issued pre-funded warrants to purchase 951,500 shares of common stock, Series A warrants to purchase up to 7,912,364 shares of common stock, Series B warrants to purchase up to 3,956,182 shares of common stock and April 2024 PA Warrants to purchase up to 701,243 shares of common stock. Series B Warrants expire on April 11, 2026, and all other such warrants expire on April 10, 2029.

The following is a summary of the common stock warrant activity during the three months ended June 30, 2024.

	Shares Issuable Upon Exercise of Outstanding Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value (In thousands)
Outstanding as of December 31, 2023	4,734,035	$7.68	3.51	$36,350
Issued in January 2024 to:
Investors	5,961,286	$0.99	4.57	$5,901
Placement agency	511,940	$0.99	N/A	507
Insiders	172,128	$1.22	4.57	210
Issued in April 2024 to:
Investors	11,868,546	$1.22	3.78	$14,480
Investors (Pre-funded)	951,500	$0.0001	N/A	-
Placement agency	701,243	$1.69	4.78	1,185
Exercised	-	$-	-	$-
Expired	-	$-	-	$-
Outstanding as of June 30, 2024	24,900,678	$1.80	3.86	$58,633

7. Income Taxes

The Company had no income tax expense for the three and six months ended June 30, 2024, and 2023. During the three months ended June 30, 2024, and 2023, the Company had a net operating loss (“NOL”) for each period that generated deferred tax assets for NOL carryforwards. Deferred income tax assets and liabilities are recognized for temporary differences between the financial statements and income tax carrying values using tax rates in effect for the years such differences are expected to reverse. Due to uncertainties surrounding our ability to generate future taxable income and consequently realize such deferred income tax assets, the Company has determined that it is more likely than not that these deferred tax assets will not be realized. Accordingly, the Company has established a full valuation allowance against its deferred tax assets as of June 30, 2024.

The Company’s policy is to recognize any interest and penalties related to unrecognized tax benefits as a component of income tax expense. For the three and six months ended June 30, 2024, and 2023, the Company had no accrued interest or penalties related to uncertain tax positions.

8. Net Loss Per Share

Basic and diluted net loss per common share was calculated as follows (in thousands except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(2,389)	$(2,327)	$(3,465)	$(5,584)

Denominator:
Weighted average shares used in computing net loss per share – basic and diluted	24,049,113	10,655,155	19,498,306	9,881,371
Net loss per share – basic and diluted	$(0.10)	$(0.22)	$(0.18)	$(0.57)

For the three and six months ended June 30, 2024, and 2023, the Company had a net loss and as such, all outstanding shares of potentially dilutive securities were excluded from the calculation of diluted net loss per share as the inclusion would be anti-dilutive.

Potentially dilutive securities not included in the computation of diluted net loss per share because to do so would be antidilutive are as follows (in common stock equivalent shares):

	As of June 30,
	2024	2023
Options to purchase common stock	632,154	1,037,729
Common stock warrants	12,569,789	-
Total	13,201,943	1,037,729

9. Related Party Transactions

The Company has a consulting agreement with one of the Company’s co-founders, Dr. Ramtin Agah, pursuant to which Dr. Agah provides consulting services as the Company’s Chief Medical Officer by overseeing Company-sponsored clinical trials. For the three months ending June 30, 2024, and 2023, consulting fees paid to Dr. Agah were $63,000 and $72,000, respectively. For the six months ending June 30, 2024, and 2023, consulting fees paid to Dr. Agah were $152,000. In addition, the Board approved a discretionary bonus of $49,000 and $91,000, paid in May 2024 and February 2023, respectively, to Dr. Agah in recognition of the Company’s and individual performance.

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

Overview

We are a clinical-stage biopharmaceutical company developing novel precision oncology therapies based on a local drug delivery platform for high unmet medical need with a goal to improve therapeutic outcomes for cancer patients undergoing treatment. Our patented Trans-Arterial Micro-Perfusion (“TAMP”) therapy platform is designed to ensure precise therapeutic delivery to directly target the tumor while potentially minimizing a therapy’s toxicities versus the standard of care, systemic (intravenous (“IV”) therapy).

We believe our novel and patented approach to targeted treatment offers the potential for increased safety, tolerance, and improved efficacy. Our Phase III lead product candidate, RenovoGem, a novel oncology drug-device combination product, is being investigated under a U.S. new drug application that is regulated by the Food and Drug Administration’s (“FDA”) 21 CFR 312 pathway. RenovoGem is currently being evaluated for the treatment of locally advanced pancreatic cancer (“LPAC”) by the Center for Drug Evaluation and Research (the drug division of FDA). RenovoGem utilizes RenovoCath, our FDA-cleared drug-delivery device, indicated for temporary vessel occlusion in applications including arteriography, preoperative occlusion, and chemotherapeutic drug infusion, in combination with gemcitabine (chemotherapy).

We may also evaluate RenovoGem as a potential therapy in other indications. RenovoGem received Orphan Drug Designation for pancreatic cancer and bile duct cancer which provides 7 years of market exclusivity upon New Drug Application (“NDA”) approval by the FDA. As described further below under “Other Potential Opportunities for RenovoCath,” we are also actively exploring ways to further develop and utilize our drug-delivery device.

RenovoGem Clinical Process to Date

We have completed our RR1 Phase I/II and RR2 observational registry studies for RenovoGem, with 20 and 25 patients respectively, in LAPC. In the 35 pooled patients evaluable in these two studies, 9 patients pretreated with radiation followed by treatment with RenovoGem experienced a median Overall Survival (“OS”) of 27.1 months. Based on previous large randomized clinical trials, the expected survival of LAPC patients is 12.0 to 18.8 months in patients receiving only IV systemic chemotherapy or IV chemotherapy plus radiation (which are both considered standard of care). Unlike the randomized trials that established these standard of care results, our RR1 and RR2 clinical trials did not prospectively control the standard of care therapy received prior to administration of RenovoGem. Based on FDA safety review of our Phase I/II study, the FDA allowed us to proceed to evaluate RenovoGem following radiation pretreatment within our Phase III registrational clinical trial.

Our Phase III clinical trial of RenovoGem for the treatment of LAPC is called TIGeR-PaC. This trial is an ongoing randomized multi-center study using TAMP to evaluate RenovoGem. The study is evaluating trans-arterial delivery, a form of intra-arterial (“IA”) administration, of an FDA-approved chemotherapy, gemcitabine, to treat LAPC following stereotactic body radiation therapy (“SBRT”). The study is comparing treatment of LAPC using RenovoGem versus systemic IV administration of gemcitabine and nab-paclitaxel.

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

The first interim analysis in the TIGeR-PaC study at the 26th event of the specified events (deaths), was completed in March 2023, with the Data Monitoring Committee recommending a continuation of the study. The TIGeR-PaC study’s primary endpoint is a 6-month OS benefit with secondary endpoints including reduced side effects versus standard of care. The data was first presented at the 2023 American Association for Cancer Research Annual Meeting in April 2023 and then as a Late Breaker Oral Presentation with additional secondary endpoint data at the 2023 European Society of Medical Oncology World Congress on Gastrointestinal Cancer in June 2023. The second interim analysis for this study will be triggered by the 52nd event, which is estimated to occur in late 2024 or early 2025. The second interim data readout would follow thereafter, with the timing for such readout depending on customary factors such as time needed for analysis. We are also aiming to complete patient enrollment in the TIGeR-PaC study during 2025.

Our TAMP Therapy Platform

Our TAMP therapy platform is focused on optimizing drug concentration in solid tumors using approved small molecule chemotherapeutics. Our platform enables physicians to isolate segments of the vascular anatomy closest to tumors and force chemotherapy across the blood vessel wall to bathe these difficult-to-reach solid tumors in chemotherapy. Specifically, our patented approach enables physicians to pre-treat patients with standard-of-care radiation therapy and utilize our RenovoCath delivery system to use pressure to force chemotherapy across the arterial wall near the tumor site to bathe the target tumor.

We believe there are many advantages to our TAMP therapy platform, including:

●	Application of Approved Chemotherapeutic Agents: We use approved chemotherapeutic agents, such as gemcitabine, with well-known safety and efficacy profiles. These include small molecule chemotherapy agents, and based on more recent animal studies, we believe that larger molecule agents could be utilized as well.

●	Targeted Approach: In a preclinical study using our therapy platform, we demonstrated up to 100 times higher local drug concentration compared to systemic chemotherapy. We believe our TAMP therapy platform allows for a targeted approach that can decrease systemic exposure and improve patient outcomes.

●	Delivery Method Independent of Tumor Vascularity: Our therapy platform is designed to deliver chemotherapeutic agents to solid tumors resistant to systemic chemotherapy due to lack of tumor feeder blood vessels. If approved, our product candidates have the potential to treat tumors that are not directly supplied by large blood vessels.

●	Broad Application for Solid Tumor Indications: Our therapy platform is not restricted to a single chemotherapeutic agent or solid tumor type. As such, it may be applied for use with additional therapeutic agents and/or in additional solid tumor indications, including in solid tumors without identifiable tumor feeder blood vessels.

We received our first FDA 510(k) clearance for RenovoCath in 2014, a second clearance to use the RenovoCath for infusion of chemotherapy agents in 2017, a further clearance to use RenovoCath with a power-injector in 2019, and a fourth clearance in 2021 to expand vessel diameter range to 3-11 mm, implement certain changes in the Instructions for Use, change the recommended saline to contrast solution ratio, among other changes and improvements.

In a further validation of our TAMP platform, in July 2023, we announced a collaboration with Imugene (ASX: IMU) to explore expansion of our TAMP product pipeline with Imugene’s CF33 oncolytic virus therapy for the treatment of difficult-to-access tumors. We are continually in discussions regarding similar collaborations and potentially out-licenses of RenovoGem as we prepare for the NDA filing (assuming we meet our study endpoints) and commercialization of RenovoGem (if approved by FDA) as well as other collaborations with our TAMP platform.

Other Potential Opportunities for RenovoCath

In recent years, we have focused our efforts primarily on progressing RenovoGem through our ongoing Phase III TIGeR-PaC study for LAPC. During this process, we have begun to explore other opportunities for our TAMP therapy platform, including an additional potential Phase II/III trial (called the CouGAr trial), which would evaluate RenovoGem in a second indication, bile duct cancer.

As a result of the introduction of our FDA-cleared RenovoCath delivery system as part of the TIGeR-PaC study and the resulting unsolicited, and subsequently solicited, feedback we have received from physicians and key opinion leaders in the oncology space, during the first half of 2024, we began to actively explore a new opportunity to market and sell RenovoCath as a standalone device. RenovoCath is indicated for temporary vessel occlusion in applications including arteriography, preoperative occlusion, and chemotherapeutic drug infusion. Based on physician interest, we could consider engaging in this potentially revenue-generating activity either on our own or, more likely, in tandem with a commercial partner. This business development opportunity would also likely lead us to engage in Phase IV post-market “registry” clinical studies of the RenovoCath device to gather additional data to support both our clinical and commercial efforts.

As of the date of this Report, our RenovoCath commercialization efforts remain in the active exploratory stage. Moreover, we remain fully engaged in and committed to the TIGeR-PaC study as we progress towards data which could allow for a second interim readout and, ultimately, the potential filing of NDA with the FDA for RenovoGem as a drug-device treatment for LAPC. If we were to engage in this strategic move towards commercialization, given our relatively limited resources, we would expect to deemphasize other clinical efforts such as the CouGAr trial.

Previous Fundraising and Anticipated Future Spending

Since our inception, we have devoted substantially all of our efforts to developing our cancer therapy platform and product candidates, raising capital and organizing and staffing our company. In January and April 2024, we raised additional funding in two private placements, offering shares of common stock and warrants to purchase shares of common stock for aggregate gross proceeds of $17.2 million. As of June 30, 2024, we have received over $59.2 million in aggregate gross proceeds and have financed our operations primarily through issuance of convertible preferred stock and convertible notes prior to our initial public offering, and securities issued in our August 2021 initial public offering, a registered direct offering with a single institutional investor in April 2023 (the “RDO”), common stock purchase warrants, the aforementioned January and April 2024 private placements, and a loan pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). After deducting underwriting discounts, commissions, placement fees, legal fees, and other professional expenses of $5.8 million, our net offering proceeds to date are $53.4 million.

We have incurred significant operating losses and generated negative cash flows from operations since our inception. As of June 30, 2024, we had cash and cash equivalents of $11.7 million. As of June 30, 2024, we had an accumulated deficit of $44.9 million. We expect to continue to incur significant expenses, increasing operating losses and negative cash flows for the foreseeable future. We do not expect to generate revenues from product sales unless and until we successfully complete development and obtain regulatory approval for one or more product candidates or engage in other activities that generate revenue sooner (including collaborations, licensing arrangements or other strategic or commercial activities relating to our technology). Given economic and market conditions and timing of regulatory approval, we expect that our expenses will increase in connection with our ongoing research, development and potential commercialization activities, particularly if and when we decide to:

●	Advance clinical development of RenovoGem and our platform technology by continuing to enroll patients in our ongoing Phase III TIGeR-PaC clinical trial, and advancing RenovoGem through preclinical and clinical pipeline indication opportunities;

●	Hire additional research, development, engineering, and general and administrative personnel;

●	Pursue collaborations, licensing arrangements or other strategic or commercial activities relating to our technology;

●	Maintain, expand, enforce, defend, and protect our intellectual property portfolio; and

●	Expand our operational, financial and management systems and increase personnel, including personnel to support our clinical development, manufacturing and commercialization efforts and our operations.

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

Components of Our Results of Operations

Revenue

Currently, we have not generated any revenue from product sales of our patented RenovoCath device or as a result of our TIGeR-PaC clinical study or any other clinical or sales efforts. If our development efforts for our current or future product candidates are successful and result in marketing approval or collaboration or license agreements with third parties, we may generate revenue in the future from a combination of product sales or payments from collaboration or license agreements. We may also pursue a strategy of commercializing our RenovoCath, as a standalone device as a means of generating revenue.

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

Our research and development expenses include:

●	expenses incurred under agreements with clinical trial sites, third-party vendors, and consultants that are involved in conducting our clinical trials;

●	costs of acquiring and developing clinical trial materials;

●	personnel costs, including salaries, benefits, bonuses, and stock-based compensation for employees engaged in preclinical and clinical research and development;

●	costs related to compliance with regulatory requirements;

●	third-party vendor costs related to manufacturing materials and testing of our RenovoCath catheter delivery device;

●	costs related to preclinical studies and pilot testing;

●	travel expenses; and

●	allocated general and administrative expenses which includes facilities and other indirect administrative expenses to support research and development activities.

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

Change in Fair Value of Common Warrant Liability

Change in fair value of warrant liability represents the gain or loss reported from the change in the fair value of the warrant liability associated with the April 2023 Warrant. The fair value per share of the April 2023 Warrant was $0.73 and $1.69 on June 30, 2024 and December 31, 2023, respectively. The decrease in the fair value was primarily due to the decrease in our stock price.

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

On March 27, 2020, the CARES Act was enacted. The CARES Act includes several significant provisions for corporations, including the usage of net operating losses (“NOLs”), interest deductions and payroll benefits. Corporate taxpayers may carryback NOLs originating during 2018 through 2020 for up to five years.

Results of Operations

Comparison of the Three Months Ended June 30, 2024, and 2023

The following table summarizes the significant components of our results of operations for the periods presented (in thousands, except percentages):

	Three Months Ended June 30,		Increase / (Decrease)
	2024	2023	$	%
	(unaudited)
Operating expenses:
Research and development	$1,542	$1,925	$(383)	(20)%
General and administrative	1,492	1,450	42	3%
Total operating expenses	3,034	3,375	(341)	(10)%
Loss from operations	(3,034)	(3,375)	341	10%
Other income/(expense), net
Interest and dividend income	138	50	88	176%
Change in fair value of common warrant liability	507	1,573	(1,066)	(68)%
Transaction costs allocated to warrant liabilities	-	(575)	575	100%
Total other income/(expense), net	645	1,048	(403)	(38)%
Net loss	$(2,389)	$(2,327)	$(62)	(3)%

Research and Development

Research and development expenses were $1.5 million for the three months ended June 30, 2024, a decrease of $0.4 million compared to $1.9 million in the same period last year. This decrease was primarily due to lower clinical, regulatory and clinical consulting costs due to our ongoing Phase III clinical trial cost of $0.5 million as we reduced expenses to conserve our cash runway in the first quarter including a decrease in clinical conferences and trade shows of $0.1 million. The decrease was partially offset by an increase in employee and related benefits costs of $0.1 million and manufacturing for our proprietary catheter delivery device of $0.1 million. We anticipate research and development expenses to increase as we increase manufacturing costs for our device and continue advancing our TIGeR-PaC clinical study throughout the year.

General and Administrative

General and administrative expenses were $1.5 million for the three months ended June 30, 2024, remaining flat compared to the same period last year. Employee and related benefits costs increased by $0.1 million, including investor and public relations costs of $0.1 million. This increase was partially offset by a decrease in professional and consulting fees of $0.1 million and recruitment fees of $0.1 million. We anticipate general and administrative expenses to increase moderately throughout the year as we progress our TIGeR-PaC clinical study and as we explore potential commercialization activities for our RenovoCath device.

Other Income/(Expense), Net

Other income/(expense), net was $0.6 million for the three months ended June 30, 2024, a decrease of $0.4 million compared to $1.0 million in the same period last year. The decrease was primarily due to a $1.1 million change in the fair value of the common warrant liability offset by transaction costs allocated to warrant liabilities of $0.6 million.

Comparison of the Six Months Ended June 30, 2024, and 2023

The following table summarizes the significant components of our results of operations for the periods presented (in thousands, except percentages):

	Six Months Ended June 30,		Increase / (Decrease)
	2024	2023	$	%
	(unaudited)
Operating expenses:
Research and development	$2,799	$3,263	$(464)	(14)%
General and administrative	2,711	3,373	(662)	(20)%
Total operating expenses	5,510	6,636	(1,126)	(17)%
Loss from operations	(5,510)	(6,636)	1,126	17%
Other income/(expense), net
Interest income and dividend income	175	54	121	224%
Change in fair value of common warrant liability	1,870	1,573	297	19%
Transaction costs allocated to warrant liabilities	-	(575)	575	100%
Total other/(expense), net	2,045	1,052	993	94%
Net loss	$(3,465)	$(5,584)	$2,119	38%

Research and Development

Research and development expenses totaled $2.8 million for the six months ended June 30, 2024, a decrease of $0.5 million, compared to $3.3 million for the prior year period. This decrease was primarily due to lower clinical, regulatory and clinical consulting costs due to our ongoing Phase III clinical trial cost of $0.5 million as we reduced expenses to conserve our cash runway in the first quarter including a decrease in clinical conferences and trade shows of $0.1 million. The decrease was partially offset by an increase in employee and related benefits costs of $0.2 million and manufacturing for our proprietary catheter delivery device of $0.1 million. We expect the secondary manufacturer device company to commence production later this year. Allocated general and administrative support costs for personnel, facility and office supply expenses decreased by $0.1 million compared to the same period last year. We anticipate research and development expenses to increase as we progress our TIGeR-PaC clinical study throughout the year.

General and Administrative

General and administrative expenses were $2.7 million for the six months ended June 30, 2024, a decrease of $0.7 million compared to $3.4 million for the prior year period. This decrease was primarily due to a reduction in professional and consulting fees of $0.2 million, recruitment fees of $0.1 million, investor and public relations costs of $0.2 million, directors’ and officers’ liability insurance expense of $0.1 million and legal fees of $0.1 million. This decrease was partially offset by lower allocated general and administration expenses to research and development of $0.1 million. We anticipate general and administrative expenses to increase somewhat throughout the year as we progress our TIGeR-PaC clinical study and as we explore potential commercialization activities for our RenovoCath device.

Other Income/(Expense), Net

Other income/(expense), net was $2.0 million for the six months ended June 30, 2024, an increase of $1.0 million compared to $1.1 million for the prior year period. The increase was primarily due to a $0.3 million change in the fair value of the common warrant liability due to a decrease in our common stock price during the period, including an increase in interest and dividend income of $0.1 million due to the increase in cash and cash equivalents from the completion of two private placement financings completed earlier in the year. This increase was offset by $0.6 million of transaction costs allocated to common warrant liability.

Liquidity and Capital Resources

For the six months ended June 30, 2024, we incurred a net loss of $3.5 million. As of June 30, 2024, our accumulated deficit stood at $44.9 million. We anticipate incurring further losses and increasing operating expenses in future periods.

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

On January 26, 2024, we completed a private placement to 92 accredited investors with gross proceeds of $6.1 million. The private placement included issuing 6,133,414 shares of our common stock and common stock warrants to purchase 6,133,414 shares of common stock, which expire five years from the date of issuance. In connection with the private placement, we entered into a placement agent agreement as additional compensation to the placement agent, and issued common stock warrants to purchase 511,940 shares of common stock, which expire five years from the issuance date.

On April 11, 2024, we completed a second private placement offering, issuing common stock, pre-funded warrants, Series A warrants, and Series B warrants. The aggregate gross proceeds from this offer were $11.1 million, and the net offering proceeds were $9.7 million after deducting placement agent fees of $1.2 million and other professional expenses of $0.2 million. In conjunction with the issuance of 6,960,864 shares of common stock, we bundled the offering with: (i) a pre-funded warrant exercisable for 951,500 shares of common stock at an exercise price of $0.0001 per share, with an unlimited term and immediate exercisability upon issuance, subject to specific beneficial ownership limitations; (ii) Series A warrants exercisable or 7,912,364 shares of common stock at $1.22 per share, valid for 5 years and immediately exercisable subject to customary adjustments and beneficial ownership limitations; (iii) Series B warrants exercisable for 3,956,182 shares of common stock at $1.22 per share, valid for 2 years and immediately exercisable subject to customary adjustments and beneficial ownership limitations, with us retaining the right to call these warrants under certain conditions. Additionally, we issued the April 2024 PA Warrants on the same date, exercisable for 701,243 shares of common stock at $1.69 per share over a 5-year term, with provisions for cashless exercise if the shares are unregistered or no current prospectus is available for resale. The April 2024 PA Warrants become exercisable on October 11, 2024, subject to specific beneficial ownership limitations and customary adjustments.

As of June 30, 2024, we have received over $59.2 million in gross proceeds through various financial arrangements to include the issuance of preferred stock, convertible debt, securities in our IPO, the RDO, private placements and various loans. After deducting underwriting discounts, commissions, placement fees, legal fees, and other professional expenses of $5.8 million, our net offering proceeds from these activities were $53.4 million.

Based upon our current operating plan, management believes that its existing cash and cash equivalents as of June 30, 2024, will be sufficient to allow us to fund operating, investing and financing cash flow needs for at least twelve months from the date of issuance of these unaudited condensed interim financial statements. As of the date of this Report, we believe that we have sufficient cash resources to allow us to fund our operating, investing and financing cash flow needs at least through 12 months. The accompanying unaudited condensed interim financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The accompanying unaudited condensed interim financial statements do not reflect any adjustments relating to the recoverability and reclassification of assets and liabilities that might be necessary if the Company is unable to continue as a going concern.

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

Sources of Liquidity

Since our inception, we have not generated any revenue from product sales and we have incurred significant operating losses and negative cash flows from operations. We anticipate that we will continue to incur net losses for the foreseeable future. We do not have any drug-device combination products that have achieved regulatory marketing approval and we do not expect to generate revenue from sales of any drug-device combination product candidates for several years, if ever. While we are actively, in parallel to our clinical efforts, exploring commercialization of our FDA-cleared RenovoCath delivery system on a standalone basis, which could generate revenues over the nearer term, our plans in this regard may not lead to meaningful revenue generation or cash liquidity for us over the next 12 months, if at all.

We have financed our operations from inception through the date of this Report primarily through the issuance and sale of an aggregate of $59.2 million from private placements of our convertible preferred stock, convertible debt securities prior to our August 2021 initial public offering, and the issuance of securities in our initial public offering, our RDO and other private placement offerings, various loans and the exercise of warrants and common stock options. During the first four months of 2024 alone, we raise new capital for aggregate gross proceeds of $17.2 million, which provides us with a cash runway at least through 12 months from the date of this Report.

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

The following table summarizes our cash flows for the period indicated (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash provided by (used in):
Operating activities	$(4,501)	$(5,477)
Investing activities	-	2,032
Financing activities	15,070	5,008
Increase in cash and cash equivalents	$10,569	$1,563

Net Cash Used in Operating Activities

Cash used in operating activities for the six months ended June 30, 2024, reflected a net loss of $3.5 million and non-cash charges of $1.2 million, and offset by net change in our operating assets and liabilities of $0.2 million.

Cash used in operating activities for the six months ended June 30, 2023, reflected a net loss of $5.6 million and non-cash charges of $1.0 million, offset by a net change in our operating assets and liabilities of $1.1 million.

Cash Provided by Investing Activities

Cash provided by investing activities for the six months ended June 30, 2023, consisted of U.S. Treasury bills held to maturity.

Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2024 was $15.1 million, consisting primarily of net proceeds from private placement offering.

Net cash provided by financing activities for the six months ended June 30, 2023 was $5.0 million, consisted primarily of proceeds from common stock and pre-funded common warrants.

Contractual Obligations and Other Commitments

There have been no significant changes in our contractual obligations or other commitments as of June 30, 2024.

Critical Accounting Policies and Significant Judgments and Estimates

The accompanying management’s discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed interim financial statements and the related disclosures, which have been prepared in accordance with GAAP. The preparation of these unaudited condensed interim financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts in our unaudited condensed interim financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. Our critical accounting policies and estimates are detailed in our 2023 Annual Report.

There have been no significant changes to our critical accounting policies or significant judgments and estimates for the six months ended June 30, 2024, from those previously disclosed in our 2023 Annual Report.

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

Direct Offering Costs

Direct offering costs consist principally of commissions, placement fees and legal fees, including other professional expenses incurred. We evaluate the terms under the financing agreement to determine the classification of direct costs in the accompanying Condensed Statements of Operations.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The disclosures in this Item are not required because we qualify as a smaller reporting company under federal securities laws.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15I and 15d-15(e) under the Exchange Act) as of the end of the fiscal quarter ended June 30, 2024. Based on this evaluation, our Chief Executive Officer and Principal Accounting Officer have concluded that, during the period covered by this Report, our disclosure controls and procedures were not effective due to our previously identified material weaknesses in internal control over financial reporting. As a result, we have performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, notwithstanding the identified material weaknesses, management, including our Chief Executive Officer and Principal Accounting Officer, believes the financial statements included in this Report are fairly presented, in all material respects, in accordance with GAAP.

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

For the fiscal quarter ended June 30, 2024, our management identified material weaknesses in our internal control over financial reporting related to our control environment. A material weakness is a deficiency, or combination of significant deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

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

We intend to complete the implementation of our remediation plan when we have sufficient cash to remediate our material weaknesses. Although we believe that our remediation plan will improve our internal control over financial reporting, additional time may be required to fully implement it and to make conclusions regarding the effectiveness of our internal control over financial reporting. Our management will closely monitor and modify, as appropriate, the remediation plan to eliminate the identified material weaknesses.

Changes in Internal Control over Financial Reporting

Except for the material weaknesses noted above, during the quarter ended June 30, 2024, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risk Factors Summary

The following is a summary of principal factors and uncertainties that make investing in shares of our common stock risky and impact our ability to execute on our business strategy include risks regarding the following. This summary is not exhaustive, and readers are therefore encouraged to review the “Risk Factors” section and the “Risk Factors” section in our 2023 Annual Report in their entirety:

●	We are a clinical stage biopharmaceutical company, have a limited operating history and have no drug/device combination products approved for commercial sale, which makes it difficult to evaluate our current business and predict our future success and viability.

●	We have incurred significant net losses in each period since inception, and we expect to continue to incur net losses for the foreseeable future.

●	We will need to raise substantial additional capital to develop and fully commercialize RenovoGem and/or RenovoCath, and our failure to obtain funding when needed may force us to delay, reduce or eliminate our product development programs or collaboration efforts.

●	We may consider strategic alternatives in order to maximize stockholder value, including financing, strategic alliances, and licensing arrangements, particularly if we pursue the commercialization of RenovoCath through a commercial collaboration. We may not be able to identify or consummate any suitable strategic alternatives and any consummated strategic alternatives may not be successful.

●	Our product candidates’ commercial viability remains subject to current and future preclinical studies, clinical trials, regulatory approvals, and the risks generally inherent in the development of a pharmaceutical product candidate. If we are unable to successfully advance or develop our product candidates, our business will be materially harmed.

●	If we do not achieve our projected development goals in the timeframes we announce and expect, our stock price may decline.

●	Our product candidates may exhibit undesirable side effects when used alone or in combination with other approved pharmaceutical products or investigational new drugs, which may delay or preclude further development or regulatory approval or limit their use if approved.

●	If the results of preclinical studies or clinical trials for our product candidates are negative, we could be delayed or precluded from the further development or commercialization of our product candidates, which could materially harm our business.

●	If we are unable to satisfy any applicable regulatory requirements, we may not be able to commercialize our product candidates.

●	If our product candidates are unable to compete effectively with marketed drugs targeting similar indications as our product candidates, our commercial opportunity will be reduced or eliminated.

●	We may delay or terminate the development of our product candidates at any time if we believe the perceived market or commercial opportunity does not justify further investment, which could materially harm our business.

●	Our future success depends on our ability to retain our key personnel and to attract, retain, and motivate qualified personnel, especially in light of an acute workforce shortage and hyper-competitive compensation environment.

●	If we are unable to protect our intellectual property effectively, we may be unable to prevent third parties from using our technologies, which would impair our competitive advantage.

●	The patents issued to us may not be broad enough to provide any meaningful protection, one or more of our competitors may develop more effective technologies, designs, or methods without infringing our intellectual property rights and one or more of our competitors may design around our proprietary technologies.

●	The market price of our common stock may be volatile and fluctuate substantially, which could result in substantial losses for our investors.

●	We issued a large number of shares of common stock and warrants to purchase common stock in connection with our 2024 financing activities. Substantial future sales of such shares of our common stock could cause the market price of our common stock to decline or have other adverse effects on our company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

January 2024 Private Placement

On January 26, 2024, we entered into a series of subscription agreements (the “January 2024 Subscription Agreements”) in connection with a private placement offering to 92 accredited investors (the “January 2024 Investors”), which was also closed on January 26, 2024, and pursuant to which we raised aggregate gross proceeds of $6,111,695 (the “January 2024 Offering”). Under the provisions of the January 2024 Subscription Agreements, the minimum amount of subscriptions required to close the January 2024 Offering was $5 million, which minimum amount was satisfied, and the maximum offering amount was $15 million. In connection with the January 2024 Offering, we sold to the January 2024 Investors an aggregate of 6,133,414 shares (the “January 2024 Shares”) of our common stock and common stock purchase warrants (the “January 2024 Investor Warrants”) to purchase an aggregate of up to 6,133,414 shares of common stock (the “January 2024 Investor Warrant Shares” and collectively with the January 2024 Shares and the January 2024 Investor Warrants, the “Investor Securities”).

The January 2024 Investors paid a purchase price of $0.99 for each January 2024 Share and related January 2024 Investor Warrant, which represents a 10% discount to the intraday volume weighted average price of $1.10 for our shares of common stock on the Nasdaq Capital Market on January 23, 2024, which was the date that the January 2024 Offering was priced (the “Pricing Date”). The exercise price of the January 2024 Investor Warrants is also $0.99 per share. Notwithstanding the foregoing the five January 2024 Investors who are either officers, directors, employees or consultants to the Company paid a purchase price of $1.22 for each January 2024 Share and related January 2024 Investor Warrant, which represents the average of the official Nasdaq closing price for our shares of common stock on the Nasdaq Capital Market for the five trading days immediately preceding the Pricing Date, plus an attributed price of $0.125 per warrant as required by Nasdaq. The exercise price of these January 2024 Investor Warrants is also $1.22 per share.

The Investor Securities may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. We are relying on the private placement exemption from registration provided by Section 4(a)(2) of the Securities Act and by Rule 506(c) of Regulation D promulgated thereunder by the SEC..

As additional compensation for Paulson Investment Company, LLC, the placement agent for the January 2024 Offering (“Paulson”), we issued common stock purchase warrants to Paulson and its designees to purchase an aggregate of up to 511,940 shares of common stock at an exercise price of $0.99 per share.

April 2024 Private Placement

On April 11, 2024, we closed a previously announced private placement offering (the “April 2024 Offering”) of an aggregate of (i) 6,960,864 shares (the “April 2024 Shares”) of common stock, (ii) a pre-funded warrant, with an unlimited term, exercisable for a total of 951,500 shares of common stock, at an exercise price of $0.0001 per share (the “Pre-Funded Warrant”) subject to customary adjustments thereunder, which Pre-Funded Warrant is immediately exercisable upon issuance, subject to certain beneficial ownership limitations, (iii) Series A warrants, with a term of 5 years, exercisable for a total of 7,912,364 shares of common stock (the “Series A Warrant Shares”) with an exercise price of $1.22 per share, subject to customary adjustments thereunder, which Series A Warrants are immediately exercisable upon issuance, subject to certain beneficial ownership limitations, (iv) Series B warrants, with a term of 2 years, exercisable for a total of 3,956,182 shares of common stock (the “Series B Warrant Shares”) with an exercise price of $1.22 per share, subject to customary adjustments thereunder, which Series B Warrants are immediately exercisable upon issuance, subject to certain beneficial ownership limitations, and may be called by the Company under certain conditions, and (v) the April 2024 PA Warrants, with a term of 5 years, exercisable for a total of 701,243 shares of common stock (the “PA Warrant Shares”) with an exercise price of $1.69 per share and may also be exercised on a cashless basis, if the PA Warrant Shares are not registered for resale under an effective registration statement or no current prospectus is available for the resale of the PA Warrant Shares, are subject to customary adjustments thereunder, and which April 2024 PA Warrants are first exercisable on October 11, 2024, subject to certain beneficial ownership limitations. The purchase price paid by investors for each April 2024 Share and related Series A warrant and Series B warrant was $1.4075.

We raised gross proceeds of approximately $11.1 million in the April 2024 Offering, before deducting placement agent fees and other offering expenses. The Company intends to use the net proceeds from this April 2024 Offering for working capital purposes. The net proceeds from the April 2024 Offering will be approximately $9.6 million.

The April 2024 Shares, Series A warrants, Series B warrants, Series A Warrant Shares, and Series B Warrant Shares may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. We are relying on the private placement exemption from registration provided by Section 4(a)(2) of the Securities Act and by Rule 506(b) of Regulation D (“Rule 506(b)”) promulgated thereunder by the SEC. We accepted subscriptions for the April 2024 Shares, Series A Warrants, and Series B Warrants only from accredited investors who have submitted fully completed and signed subscription agreements, along with appropriate supporting documentation verifying their accredited investor status in accordance with Rule 506(b).

Use of Proceeds from Public Offering of Common Stock

Not applicable.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Sixth Amended and Restated Certificate of Incorporation of RenovoRx, Inc.	8-K	001-40738	3.1	August 31, 2021
3.2	Amended and Restated Bylaws of RenovoRx, Inc.	8-K	001-40738	3.1	September 11, 2023
4.1	Form of Private Common Stock Warrant (related to the 2020 Convertible Notes and 2021 Convertible Notes)	10-Q	001-40738	4.1	November 15, 2021
4.2	Form of Underwriter’s Warrant	S-1	333-258071	4.1	August 25, 2021
4.3	Form of Warrant Agent Agreement (including the terms of the Warrants)	S-1	333-258071	4.2	August 25, 2021
4.4	Specimen Stock Certificate evidencing the Shares of Common Stock	S-1	333-258071	4.4	August 25, 2021
4.5	Form of Warrant Certificate	S-1	333-258071	4.5	August 25, 2021
4.6	Form of Pre-Funded Common Stock Purchase Warrant	8-K	001-40738	4.1	April 3, 2023
4.7	Form of Common Stock Purchase Warrant	8-K	001-40738	4.2	April 3, 2023
4.8	Warrant to Purchase Common Stock of RenovoRx, Inc.	8-K	001-40738	10.3	January 29, 2024
4.9	RenovoRx Placement Agent Warrant	8-K	001-40738	10.5	January 29, 2024
4.10	Form of Pre-Funded Common Stock Purchase Warrant of RenovoRx, Inc.	8-K	001-40738	10.2	April 15, 2024
4.11	Form of Series A Warrant to Purchase Common Stock of RenovoRx, Inc.	8-K	001-40738	10.3	April 15, 2024
4.12	Form of Series B Warrant to Purchase Common Stock of RenovoRx, Inc.	8-K	001-40738	10.4	April 15, 2024
4.13	Form of Placement Agent Warrant to Purchase Common Stock of RenovoRx, Inc.	8-K	001-40738	10.5	April 15, 2024
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (embedded within the Inline XBRL document)	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Interactive Data Files submitted as Exhibit 101)	Filed herewith

*	Indicates management contract or compensatory plan.

†	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RenovoRx, Inc.

Date: August 13, 2024	By:	/s/ Shaun R. Bagai
Shaun R. Bagai
Chief Executive Officer

Date: August 13, 2024	By:	/s/ Ronald B. Kocak
Ronald B. Kocak
VP, Controller and Principal Accounting Officer

