Form 10-Q
period 2024-09-30
RenovoRx, Inc.
filed 2024-11-13
CIK 1574094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 7, 2024, the registrant had 24,001,339 shares of common stock, $0.0001 par value per share, outstanding.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	1

Item 1. Financial Statements (unaudited)	1

Condensed Balance Sheets as of September 30, 2024, and December 31, 2023	1

Condensed Statements of Operations for the three and nine months ended September 30, 2024, and 2023	2

Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2024, and 2023	3

Condensed Statements of Cash Flows for the nine months ended September 30, 2024, and 2023	5

Notes to the Unaudited Condensed Interim Financial Statements	6

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	26

Item 4. Controls and Procedures	26

PART II. OTHER INFORMATION	27

Item 1. Legal Proceedings	27

Item 1A. Risk Factors	27

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3. Defaults Upon Senior Securities	29

Item 4. Mine Safety Disclosures	29

Item 5. Other Information	29

Item 6. Exhibits	30

SIGNATURES	31

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

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

RenovoRx, Inc.

Condensed Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	September 30, 2024	December 31, 2023

Assets
Current assets:
Cash and cash equivalents	$9,563	$1,173
Prepaid expenses and other current assets	468	192
Deferred offering costs	-	101
Total assets	$10,031	$1,466

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$686	$561
Accrued expenses	1,086	614
Total current liabilities	1,772	1,175
Common stock warrant liability	1,188	3,291
Total liabilities	2,960	4,466
Commitments and contingencies (Note 5)
Stockholders’ equity (deficit):
Convertible preferred stock, $0.0001 par value; 15,000,000 shares authorized as of September 30, 2024, and December 31, 2023, respectively; no shares issued and outstanding at September 30, 2024, and December 31, 2023	-	-
Common stock, $0.0001 par value, 250,000,000 shares authorized at September 30, 2024, and December 31, 2023; 24,001,339 and 10,693,580 shares issued and outstanding as of September 30, 2024, and December 31, 2023, respectively	2	1
Additional paid-in capital	54,410	38,404
Accumulated deficit	(47,341)	(41,405)
Total stockholders’ equity (deficit)	7,071	(3,000)
Total liabilities and stockholders’ equity (deficit)	$10,031	$1,466

The accompanying notes are an integral part of these condensed interim financial statements.

RenovoRx, Inc.

Condensed Statements of Operations

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$1,650	$1,629	$4,449	$4,892
General and administrative	1,178	1,354	3,889	4,727
Total operating expenses	2,828	2,983	8,338	9,619
Loss from operations	(2,828)	(2,983)	(8,338)	(9,619)
Other income/(expenses), net:
Interest and dividend income	124	43	299	97
Change in fair value of common warrant liability	233	1,519	2,103	3,092
Transaction costs allocated to common warrant liability	-	-	-	(575)
Total other income/(expenses), net	357	1,562	2,402	2,614
Net loss	$(2,471)	$(1,421)	$(5,936)	$(7,005)
Net loss per share, basic and diluted	$(0.10)	$(0.13)	$(0.28)	$(0.69)

Weighted-average shares of common stock outstanding, basic and diluted	24,940,746	10,693,080	21,325,695	10,154,914

The accompanying notes are an integral part of these condensed interim financial statements.

RenovoRx, Inc.

Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited)

(in thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	(Deficit)
Balance — December 31, 2023	-	$-	10,693,580	$1	$38,404	$-	$(41,405)	$(3,000)
Issuance of common stock upon exercise of stock options	-	-	38,981	-	42	-	-	42
Proceeds from private placement offering, net of offering costs	-	-	6,133,414	1	5,377	-	-	5,378
Stock-based compensation expense	-	-	-	-	423	-	-	423
Net loss	-	-	-	-	-	-	(1,076)	(1,076)
Balance — March 31, 2024	-	$-	16,865,975	$2	$44,246	$-	$(42,481)	$1,767
Issuance of common stock upon exercise of stock options	-	-	23,228	-	12	-	-	12
Issuance of restricted stock awards	-	-	120,000	-	-	-	-	-
Issuance of common stock upon the private placement offering	-	-	6,960,864	-	9,638	-	-	9,638
Stock-based compensation expense	-	-	-	-	244	-	-	244
Net loss	-	-	-	-	-	-	(2,389)	(2,389)
Balance — June 30, 2024	-	$-	23,970,067	$2	$54,140	$-	$(44,870)	$9,272
Issuance of common stock upon exercise of stock options	-	-	31,272	-	15	-	-	15
Stock-based compensation expense	-	-	-	-	255	-	-	255
Net loss	-	-	-	-	-	-	(2,471)	(2,471)
Balance — September 30, 2024	-	$-	24,001,339	$2	$54,410	$-	$(47,341)	$7,071

The accompanying notes are an integral part of these condensed interim financial statements.

RenovoRx, Inc.

Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance — December 31, 2022	-	$-	9,097,701	$1	$37,318	$17	$(31,173)	$6,163
Issuance of common stock upon exercise of stock options	-	-	3,547	-	6	-	-	6
Issuance of restricted stock awards	-	-	30,000	-	117	-	-	117
Stock-based compensation expense	-	-	-	-	244	-	-	244
Other comprehensive loss	-	-	-	-	-	(17)	-	(17)
Net loss	-	-	-	-	-	-	(3,257)	(3,257)
Balance — March 31, 2023	-	$-	9,131,248	$1	$37,685	$-	$(34,430)	$3,256

Issuance of common stock upon the registered direct offering	-	-	1,000,000	-	-	-	-	-
Issuance and exercise of pre-funded common warrants upon the registered direct offering	-	-	557,632	-	-	-	-	-
Issuance of common stock upon exercise of stock options	-	-	4,200	-	2	-	-	2
Stock-based compensation expense	-	-	-	-	257	-	-	257
Net loss	-	-	-	-	-	-	(2,327)	(2,327)
Balance — June 30, 2023	-	$-	10,693,080	$1	$37,944	$-	$(36,757)	$1,188
Stock-based compensation expense	-	-	-	-	239	-	-	239
Net loss	-	-	-	-	-	-	(1,421)	(1,421)
Balance — September 30, 2023	-	$-	10,693,080	$1	$38,183	$-	$(38,178)	$6

The accompanying notes are an integral part of these condensed interim financial statements.

RenovoRx, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(5,936)	$(7,005)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	922	857
Change in fair value of common warrants classified as a liability	(2,103)	(3,092)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(276)	573
Deferred offering costs	101	(41)
Accounts payable	125	(184)
Accrued expenses	472	687
Net cash used in operating activities	(6,695)	(8,205)

Cash flows from investing activities:
Proceeds from sale of investments	-	2,032
Net cash provided by investing activities	-	2,032

Cash flows from financing activities:
Proceeds from private placement offering, net of offering costs	15,016	5,000
Proceeds from exercise of stock options	69	8
Net cash provided by financing activities	15,085	5,008
Net increase/(decrease) in cash and cash equivalents	8,390	(1,165)
Cash and cash equivalents:
Beginning of period	1,173	4,391
End of period	$9,563	$3,226

Supplemental disclosure of non-cash financing activities:
Fair value of common warrant classified as a liability	$1,188	$1,908

The accompanying notes are an integral part of these condensed interim financial statements.

RenovoRx, Inc.

Notes to the Unaudited Condensed Interim Financial Statements

1. Business and Principal Activities

Description of Business

RenovoRx, Inc. (the “Company,” “we,” “us,” “our” and similar terminology) was incorporated in the state of Delaware in December 2012 and operates from its headquarters in Los Altos, California. The Company is a life sciences company developing novel targeted oncology therapies and offering RenovoCath®, a novel U.S. Food and Drug Administration (“FDA)-cleared local drug delivery platform targeting high unmet medical needs.

The Company’s patented Trans-Arterial Micro-Perfusion (“TAMP™”) therapy platform is designed to ensure precise therapeutic delivery across the arterial wall near the tumor site to bathe the target tumor, while potentially minimizing a therapy’s toxicities versus systemic intravenous therapy. The Company’s novel approach to targeted treatment offers the potential for increased safety, tolerance, and improved efficacy, and its mission is to transform the lives of cancer patients by providing innovative solutions to enable targeted delivery of diagnostic and therapeutic agents.

The Company’s lead product candidate is a novel oncology drug-device combination product being investigated under a U.S. Investigational New Drug (“IND”) application that is regulated by the FDA’s 21 CFR 312 pathway. The investigational drug-device combination candidate utilizes RenovoCath, its FDA-cleared device, indicated for temporary vessel occlusion in applications including arteriography, preoperative occlusion, and chemotherapeutic drug infusion.

The intra-arterial infusion of the chemotherapy gemcitabine utilizing RenovoCath is currently being evaluated for the treatment of locally advanced pancreatic cancer (“LAPC”) by the Center for Drug Evaluation and Research (the drug division of FDA) in our ongoing Phase III TIGeR-PaC randomized multi-center clinical trial.

Liquidity and Capital Resources

From the Company’s inception through September 30, 2024, it has raised an aggregate of $59.2 million, primarily from private placements of convertible preferred stock, convertible debt securities, the issuance of securities in the Company’s August 2021 initial public offering (the “IPO”), the sale of common stock and common stock warrants and the exercise of common stock warrants and common stock options. After deducting underwriting discounts and commissions, placement agent fees and other offering expenses, the Company’s net offerings were $53.8 million. As of September 30, 2024, the Company had cash and cash equivalents of $9.6 million. As used herein, the term “common stock” refers to the Company’s common stock, par value $0.0001 per share.

The Company is in the pre-commercial stage and therefore has incurred significant losses and negative cash flows from operations since its inception. For the nine months ended September 30, 2024, the Company reported a net loss of $5.9 million and an accumulated deficit of $47.3 million and does not expect to generate positive cash flows from operations in the foreseeable future. The Company expects to incur significant and increasing losses until regulatory approval is granted for its first product candidate, RenovoGem™. Regulatory approval is not guaranteed and may never be obtained. The Company may also pursue other revenue-generating strategies such as licensing or collaboration agreements or marketing its proprietary catheter device on a standalone basis. No assurances can be made that the Company will pursue these strategies, and even if it does, there is a risk that the Company will be unable to generate revenue from such activities.

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

On November 10, 2022, the Company filed an omnibus shelf registration statement on Form S-3 that provides for the aggregate offerings of up to $50.0 million of the Company’s securities subject to various limitations, including limited sales in any twelve-month period while the Company is subject to the “baby-shelf” rules. As of September 30, 2024, and subject to the baby-shelf limitations rules, the aggregate offerings would be up to $9.7 million. The Company has also filed a registration statement on Form S-1 to register the cash exercise of the Company’s outstanding IPO, underwriter and private warrants. Cash exercise of these outstanding warrants is only expected to occur (if at all) when the trading price of the common stock is in excess of the $10.80 per share exercise price of such outstanding warrants.

On April 3, 2023, the Company completed a registered direct offering (“RDO”) utilizing its shelf registration statement for the purchase and sale of 1,557,632 shares of common stock (or pre-funded common stock warrants) to a certain institutional investor. In a concurrent private placement, the Company issued to the investor unregistered common warrants to purchase up to 1,947,040 shares of common stock (the “April 2023 Warrant”). The aggregate gross proceeds from this offer were $5.0 million, and the net offering proceeds were $4.3 million after deducting placement agent fees and placement agent’s expenses of $0.4 million and other professional expenses of $0.3 million.

On January 26, 2024, the Company completed a private placement to 92 accredited investors with gross proceeds of $6.1 million before deducting placement agent fees and other offering expenses of approximately $0.7 million. In this private placement, the Company issued 6,133,414 shares of its common stock and common warrants to purchase up to an aggregate of 6,133,414 shares of common stock, which expire five years from the issuance date, January 26, 2024. In connection with such private placement, the Company entered into a placement agent agreement as additional compensation to the placement agent, and issued common warrants to purchase up to an aggregate of 511,940 shares of common stock (the “January 2024 PA Warrants”), which warrants expire five years from the issuance date. The significant majority of the warrants issued in this private placement have an exercise price of $0.99 per share. The warrants purchased by directors, officers, employees and consultants of the Company in this private placement have an exercise price of $1.22 per share.

On April 11, 2024, the Company completed another private placement offering to 172 accredited investors, issuing common stock, pre-funded warrants, Series A warrants, and Series B warrants. The aggregate gross proceeds from this offer were $11.1 million, and the net offering proceeds were $9.6 million after deducting placement agent fees of $1.3 million and other professional expenses of $0.2 million. In conjunction with the issuance of 6,960,864 shares of common stock, the Company bundled the offering with: (i) a pre-funded warrant exercisable for 951,500 shares of common stock at an exercise price of $0.0001 per share, with an unlimited term and immediate exercisability upon issuance, subject to specific beneficial ownership limitations; (ii) Series A warrants exercisable for 7,912,364 shares of common stock at $1.22 per share, valid for 5 years and immediately exercisable subject to customary adjustments and beneficial ownership limitations; (iii) Series B warrants exercisable for 3,956,182 shares of common stock at $1.22 per share, valid for 2 years and immediately exercisable subject to customary adjustments and beneficial ownership limitations, with the Company retaining the right to call these warrants under certain conditions. Additionally, as compensation to the placement agent, the Company issued warrants on the same date, to purchase up to an aggregate of 701,243 shares of common stock (the “April 2024 PA Warrants”) at $1.69 per share over a 5-year term, with provisions for cashless exercise if the shares are unregistered or no current prospectus is available for resale. The April 2024 PA Warrants become exercisable on October 11, 2024, subject to specific beneficial ownership limitations and customary adjustments.

The accompanying condensed interim financial statements have been prepared assuming that the Company will continue as a going concern and has reviewed the relevant conditions and events surrounding its ability to continue as a going concern including among others: historical losses, projected future results, negative cash flows from operations, including cash requirements for the upcoming year, funding capacity, net working capital, total stockholders’ equity and future access to capital. Based upon this review and the Company’s current financial condition and operating plans, the Company has concluded that these conditions raise substantial doubt regarding its ability to continue as a going concern for a period of at least one year from the date of issuance of these condensed interim financial statements.

As a result, the Company will require additional funding to support its continuing operations. Until such time, if ever, as the Company can generate product revenue through its commercialization strategy, the Company expects to finance its cash needs through private or public equity financings, debt financings and collaborations, licenses or other similar arrangements. The Company continues to attract potential investors on the novel approach of its TAMP therapy platform.

2. Summary of Significant Accounting Policies

Basis of Presentation and Unaudited Condensed Interim Financial Information

The accompanying unaudited condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules and regulations, certain footnotes or other financial information normally included in unaudited condensed interim financial statements prepared in accordance with GAAP have been condensed or omitted. The unaudited condensed interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal, recurring adjustments that are necessary to present fairly the Company’s results for the interim periods presented. The condensed balance sheet as of December 31, 2023, is derived from the Company’s audited financial statements. The results of operations for the three and nine months ended September 30, 2024, are not necessarily indicative of the results to be expected for the year ending December 31, 2024, or for any other future annual or interim period. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and as amended by Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

There have been no material changes to the significant accounting policies during the nine months ended September 30, 2024 from those previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on April 1, 2024 (the “2023 Annual Report”) other than the accounting policies adopted in connection with the Company’s private placement offerings and the September Common Warrants as follows.

In January and April of this year, the Company completed two private placement offerings issuing Common Stock, Pre-funded Common Warrants, Common Warrants and Placement Agent Warrants or (“PA Warrants”). The Company has applied the following accounting policies as it relates to each offering.

January 2024 Private Placement

The Company evaluated the Common Warrants and the PA Warrants issued in connection with the January offering in accordance with ASC 480, Distinguishing Liabilities from Equity and ASC 815-40, Derivatives and Hedging – Contracts in Entity’s Own Entity and concluded that the Common Warrants and the PA Warrants are freestanding financial instruments, meeting ASC 480’s criteria for legal detachment and separate exercisability from the Common Stock. The Common Warrants and PA Warrants are classified as equity, not liabilities, as they do not embody obligations for cash settlement or issuance of variable shares. The initial recognition involves recording proceeds in Additional Paid-In Capital (“APIC”) with issuance costs as contra-equity. For diluted Earnings Per Share (“EPS”), the treasury stock method applies, as the Warrants are dilutive but not participating securities before exercise, ensuring no impact on basic EPS until shares are issued.

April 2024 Private Placement

The Company evaluated the Pre-funded Common Warrants, Common Warrants, (Series A and Series B), and the PA Warrants issued in connection with the April offering in accordance with ASC 480, Distinguishing Liabilities from Equity and ASC 815-40, Derivatives and Hedging – Contracts in Entity’s Own Entity to determine whether the Common Warrants and PA Warrants qualify as freestanding financial instruments under ASC 480. The Company concluded that the Common Warrants and the PA Warrants both meet the criteria due to their legal detachment and separate exercisability from the issued Common Stock. The Common Warrants, while sold as a bundled Unit, are legally detachable and separately exercisable, allowing them to qualify as freestanding. The PA Warrants, issued independently as compensation, are also freestanding. Neither the Common Warrants or the PA Warrants are classified as liabilities under ASC 480, as they do not embody obligations for cash settlement or variable shares linked to external indexes or fixed monetary amounts. Under ASC 815-40, both Series A and B Warrants meet the criteria for equity classification, being indexed solely to the Company’s stock and possessing fixed-for-fixed settlement terms. The Company will record these warrants as APIC based on relative fair value and allocate issuance costs as contra-equity. The PA Warrants’ issuance cost will be treated similarly to a deemed distribution, with fair value calculated through the Black-Scholes model. For EPS, under ASC 260-10, Earnings Per Share, the Company will treat Pre-funded Warrants as equivalent to outstanding shares in basic EPS since they are exercisable for minimal consideration. Series A, Series B, and PA Warrants will be considered in diluted EPS under the treasury stock method if dilutive, as they are non-participating securities and do not impact basic EPS until exercised.

September 2024 Contract Manufacturing Organization Warrants

In September 2024, the Company has issued a warrant to purchase up to 709,500 shares of the Company’s common stock (the “CMO Warrant”) as a performance incentive for the Company’s RenovoCath contract manufacturing organization, (“CMO”). The CMO Warrant vests and only becomes exercisable over time in tranches, and only if the CMO achieves certain manufacturing milestones. The Company evaluated the CMO Warrant in accordance with ASC 718, Compensation – Stock Compensation, and concluded the CMO Warrant constitutes share-based payments for goods used in the Company’s operations and the CMO Warrant is equity-classified, as it lacks characteristics that would require liability treatment, such as cash settlement provisions or obligations to repurchase shares. The fair value of the CMO Warrant will be measured using the Black-Scholes model, with grant date fair value determined by the award terms. As the CMO Warrant is an incentive under the Company’s commercial strategy for its RenovoCath device, the fair value of the CMO Warrant will be considered as part of the costs to produce the device as inventory and subsequently recognized as cost of sales upon the sale of associated goods. For the EPS treatment, management concluded that the CMO Warrant constitutes contingently issuable potential common shares. When shares are issued upon exercise of the CMO Warrant, the Company will assess dilutive effects per ASC 260, Earnings Per Share. Following ASC 260-10-45-22, the treasury stock method will apply, assuming warrant exercise at the start of each period (or issuance if later), and calculating incremental shares based on proceeds hypothetically used to repurchase shares at the average market price. Since the holder of the CMO Warrant does not participate in dividends with common stock pre-exercise, the shares of common stock underlying the CMO Warrant does not affect basic EPS until exercised.

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

The Company is also a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act. If the Company is a smaller reporting company at the time the Company ceases to be an emerging growth company, the Company may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company, the Company may choose to present only the two most recent fiscal years of audited financial statements in its Annual Report on Form 10-K and, like emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

From time to time, new accounting pronouncements are issued by the FASB or other standard-setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s financial position or results of operations upon adoption.

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses. ASU 2024-03 requires additional disclosures and disaggregation of certain costs and expenses on an interim and annual basis in the notes to the financial statements. ASU 2024-03 is effective for the Company for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the potential impact of adopting this new guidance on its financial statements and disclosures.

In December 2023, the FASB issued ASU 2023-09, “Improvement to income tax disclosures (Topic 740)”. ASU 2023-09 requires consistent categories and greater disaggregation of information in the income tax rate reconciliation as well as a disaggregation of taxes paid by jurisdiction for the income taxes paid. ASU 2023-09 is required to be adopted by the Company for annual periods beginning after December 15, 2024. Early adoption is permitted for annual consolidated financial statements that have not yet been issued or made available for issuance. The Company is currently evaluating the impact of the ASU, but does not expect any material impact upon adoption.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” ASU 2023-07 is intended to improve reportable segment disclosures, primarily through enhanced disclosures about significant segment expenses, as well as how the chief operating decision maker uses the reported measure(s) of segment profit or loss in assessing performance. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The guidance is to be applied retrospectively to all periods presented in the financial statements. The Company is currently evaluating the potential impact of adopting this new guidance on its financial statements and disclosures.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326)” “ASU 2016-13”). The guidance represents a significant change in the accounting for credit losses model by requiring immediate recognition of management’s estimates of current expected credit losses. Under the prior model, losses were recognized only as they were incurred. The Company has determined that it has met the criteria of a smaller reporting company as of November 15, 2019. As such, ASU 2019-10, “Financial Instruments —Credit Losses (Topic 326)”, “Derivatives and Hedging (Topic 815)”, and “Leases (Topic 842)—Effective Dates” amended the effective date for the Company to be for reporting periods beginning after December 15, 2022. The Company adopted ASU 2016-13 on January 1, 2023 and the adoption had no significant impact to the Company’s condensed interim financial statements.

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

3. Fair Value Measurements

As of September 30, 2024, and December 31, 2023, the Company held $9.1 million and $0.9 million, respectively, in a money market account.

The following tables summarize the Company’s financial assets and liabilities, measured at fair value on a recurring basis by level within the fair value hierarchy, as of September 30, 2024, and December 31, 2023 (in thousands):

	September 30, 2024
Assets	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$9,099	$-	$-	$9,099
	$9,099	$-	$-	$9,099

Liabilities	Level 1	Level 2	Level 3	Total
Common stock warrant liability	$-	$-	$1,188	$1,188
	$-	$-	$1,188	$1,188

	December 31, 2023
Assets	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$905	$-	$-	$905
	$905	$-	$-	$905

Liabilities	Level 1	Level 2	Level 3	Total
Common stock warrant liability	$-	$-	$3,291	$3,291
	$-	$-	$3,291	$3,291

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

The Company recorded the fair value of the April 2023 Warrant using the Monte Carlo simulation model. It is also required to revalue the April 2023 Warrant at each reporting date, with any changes in fair value recorded on the Company’s statement of operations. The valuation of the April 2023 Warrant is considered under Level 3 of the fair value hierarchy and influenced by the fair value of the underlying common stock.

The fair value of the warrants was measured using a combination of Black-Scholes option pricing and Monte Carlo Simulation models that take into consideration probability factors of the various outcomes related to the exercise terms of the warrants using the following inputs:

	September 30, 2024	December 31, 2023
Expected volatility	100% – 111%	116% – 177%
Expected term (years)	0 – 4.01	1.01 – 4.76
Risk-free interest rate	3.58% – 4.73%	3.86% – 4.78%
Dividend rate	–%	–%

Changes on Level 3 Liabilities Measured at Fair Value on a Recurring Basis

The following table reflects the change in the Company’s Level 3 liability associated with the April 2023 Warrant for the nine months ended September 30, 2024 (in thousands):

Fair value as of December 31, 2023	$3,291
Change in fair value	(2,103)
Fair value as of September 30, 2024	$1,188

4. Accrued Expenses

The components of accrued expenses as of September 30, 2024, and December 31, 2023 are as follows (in thousands):

	September 30, 2024	December 31, 2023
Clinical trial	$495	$470
Employee benefits	568	75
Other	23	69
Total accrued expenses	$1,086	$614

5. Commitments and Contingencies

Legal Proceedings

From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business. The Company was not subject to any material legal proceedings during the nine months ended September 30, 2024, and no material legal proceedings are subsequently outstanding or pending.

Guarantees and Indemnification

In the ordinary course of business, the Company enters into agreements that may include indemnification provisions. As permitted under Delaware law and in accordance with its bylaws, the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. The Company is also party to indemnification agreements with its officers and directors. In some cases, the indemnification will continue after the termination of the agreement. The maximum potential amount of future payments that the Company could be required to make under these provisions is not determinable. The Company has never incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. The Company is not currently aware of any indemnification claims. Accordingly, the Company has not recorded any liabilities for these indemnification rights and agreements as of September 30, 2024.

Operating Leases

The Company leases its headquarters in Los Altos, California under a month-to-month operating lease agreement. Rent expenses were $21,000 and $18,000 for the three months ended September 30, 2024, and 2023, respectively. Rent expenses were $62,000 and $55,000 for the nine months ended September 30, 2024, and 2023, respectively.

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

A summary of the stock option activity for the nine months ended September 30, 2024 is as follows:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	1,860,125	$2.47	7.24	$984
Granted	1,393,634	$1.18	-	$-
Exercised	(93,481)	$0.74	-	$-
Forfeited	(334,371)	$1.97	-	$-
Expired	(107,278)	$2.50	-	$-
Outstanding as of September 30, 2024	2,718,629	$1.93	7.76	$195
Exercisable as of September 30, 2024	1,446,266	$2.12	6.56	$193
Vested and expected to vest as of September 30, 2024	2,718,629	$1.93	7.76	$195

As of September 30, 2024, there was $1.8 million of unrecognized stock-based compensation expense related to options granted but not yet amortized, which will be recognized over a weighted-average period of approximately 2.90 years.

For the nine months ended September 30, 2024, and 2023, the Company utilized the Black-Scholes option-pricing model for estimating the fair value of the stock option granted. The Company estimated the fair value of each option grant on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions:

Nine Months Ended September 30,
	2024	2023
Expected volatility	123.76% – 143.10%	99.49% – 106.69%
Expected term (years)	6.02 – 10.00	6.02 – 10.00
Risk-free interest rate	3.63% – 4.30%	3.40% – 4.28%
Dividend rate	–%	–%

During the three months ended September 30, 2024, and 2023, the Company recognized $255,000 and $239,000, respectively, in stock-based compensation expense from stock option grants. During the nine months ended September 30, 2024, and 2023, the Company recognized $922,000 and $857,000, respectively, in stock-based compensation expense from stock option grants. The compensation expense is allocated on a departmental basis, based on the classification of the option holder. No income tax benefits have been recognized in the condensed statements of operations for stock-based compensation arrangements.

The following table summarizes the components of stock-based compensation expense recognized in the Company’s Condensed Statements of Operations during the three and nine months ended September 30, 2024, and 2023 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Research and development	$87	$46	$294	$155
General and administrative	168	193	628	702
Total stock-based compensation expense	$255	$239	$922	$857

Restricted Stock Units and Restricted Stock Awards Issued for Services

Restricted stock units (“RSU”) are valued based on the closing price of the Company’s common stock on the date of the grant. The fair value of RSU is recognized and amortized on a straight-line basis over the requisite service period of the award.

The following table summarizes RSU activity during the nine months ended September 30, 2024:

	Shares	Weighted- Average Exercise Price
Outstanding as of December 31, 2023	-	$-
Granted	5,000	$1.47
Vested	(5,000)	$1.47
Forfeiture	-	$-
Outstanding as of September 30, 2024	-	$-

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

The following is a summary of the common stock warrant activity during the three months ended September 30, 2024.

	Shares Issuable Upon Exercise of Outstanding Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value (In thousands)
Outstanding as of December 31, 2023	4,734,035	$7.68	3.51	$36,350
Issued in January 2024 to:
Investors	5,961,286	$0.99	4.32	$5,901
Placement agency	511,940	$0.99	N/A	$507
Insiders	172,128	$1.22	4.32	$210
Issued in April 2024 to:
Investors	11,868,546	$1.22	3.53	$14,480
Investors (Pre-funded)	951,500	$0.0001	N/A	$-
Placement agency	701,243	$1.69	4.53	$1,185
Exercised	-	$-	-	$-
Expired	-	$-	-	$-
Outstanding as of September 30, 2024	24,900,678	$2.35	3.61	$58,633

7. Income Taxes

The Company had no income tax expense for the three and nine months ended September 30, 2024, and 2023. The Company’s effective income tax rate was 0% for the three and nine months ended September 30, 2024. During the three months ended September 30, 2024, and 2023, the Company had a net operating loss (“NOL”) for each period that generated deferred tax assets for NOL carryforwards. Deferred income tax assets and liabilities are recognized for temporary differences between the financial statements and income tax carrying values using tax rates in effect for the years such differences are expected to reverse. Due to uncertainties surrounding our ability to generate future taxable income and consequently realize such deferred income tax assets, the Company has determined that it is more likely than not that these deferred tax assets will not be realized. Accordingly, the Company has established a full valuation allowance against its deferred tax assets as of September 30, 2024.

The Company’s policy is to recognize any interest and penalties related to unrecognized tax benefits as a component of income tax expense. For the three and nine months ended September 30, 2024, and 2023, the Company had no accrued interest or penalties related to uncertain tax positions.

8. Net Loss Per Share

Basic and diluted net loss per common share was calculated as follows (in thousands except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(2,471)	$(1,421)	$(5,936)	$(7,005)

Denominator:
Weighted average shares used in computing net loss per share – basic and diluted	24,940,746	10,693,080	21,325,695	10,154,914
Net loss per share – basic and diluted	$(0.10)	$(0.13)	$(0.28)	$(0.69)

For the three and nine months ended September 30, 2024, and 2023, the Company had a net loss and as such, all outstanding shares of potentially dilutive securities were excluded from the calculation of diluted net loss per share as the inclusion would be anti-dilutive.

Potentially dilutive securities not included in the computation of diluted net loss per share because to do so would be antidilutive are as follows (in common stock equivalent shares):

	As of September 30,
	2024	2023
Options to purchase common stock	397,025	453,346
Common stock warrants	6,473,226	-
Total	6,870,251	453,346

9. Related Party Transactions

The Company has a consulting agreement with one of the Company’s co-founders, Dr. Ramtin Agah, pursuant to which Dr. Agah provides consulting services as the Company’s Chief Medical Officer by overseeing Company-sponsored clinical trials. For the three months ended September 30, 2024, and 2023, consulting fees paid to Dr. Agah were $76,000, respectively. For the nine months ended September 30, 2024, and 2023, consulting fees paid to Dr. Agah were $228,000, respectively. In addition, the Board approved a discretionary bonus of $49,000 and $91,000, paid in May 2024 and February 2023, respectively, to Dr. Agah in recognition of the Company’s and individual performance.

10. Subsequent Events

On October 24, 2024, the Company entered into a lease agreement for new headquarters office space located in Mountain View, California, consisting of approximately 1,900 rentable square feet, with a monthly base rent of approximately $10,000 per month.  The term of the lease agreement is for 36 months, commencing on December 1, 2024 and ending on November 30, 2027. The new lease agreement will replace the Company’s current month-to-month office space lease agreement in Los Altos, California, for which the Company pays approximately $7,000 per month.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, all references in this section to the “Company,” “we,” “us,” or “our” refer to RenovoRx, Inc. You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited interim condensed financial statements and related notes included elsewhere in this Report, our management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2023, which is included in our 2023 Annual Report.

This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that reflect our plans, estimates, and beliefs that involve risks and uncertainties, including those described in the section of this Report titled “Cautionary Note Regarding Forward Looking Statements.” Our actual results and the timing of selected events could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those set forth under the section titled “Risk Factors” included elsewhere in this Report and in the 2023 Annual Report.

Overview

We are a life sciences company developing novel targeted oncology therapies and offering RenovoCath, a novel, U.S. Food and Drug Administration (“FDA”)-cleared local drug-delivery platform, targeting high unmet medical needs. Our patented TAMP therapy platform is designed to ensure precise therapeutic delivery across the arterial wall near the tumor site to bathe the target tumor, while potentially minimizing a therapy’s toxicities versus systemic intravenous therapy. Our novel approach to targeted treatment offers the potential for increased safety, tolerance, and improved efficacy, and our mission is to transform the lives of cancer patients by providing innovative solutions to enable targeted delivery of diagnostic and therapeutic agents.

Our lead product candidate is a novel oncology drug-device combination product and is being investigated under a U.S. Investigational New Drug (“IND”) application that is regulated by the FDA’s 21 CFR 312 pathway. The investigational drug-device combination candidate utilizes RenovoCath®, our FDA-cleared device, indicated for temporary vessel occlusion in applications including arteriography, preoperative occlusion, and chemotherapeutic drug infusion.

The intra-arterial infusion of the chemotherapy, gemcitabine, utilizing RenovoCath is currently being evaluated for the treatment of locally advanced pancreatic cancer (“LAPC”) by the Center for Drug Evaluation and Research (the drug division of FDA) in our ongoing Phase III TIGeR-PaC randomized multi-center clinical trial.

We may also evaluate RenovoCath with gemcitabine as a potential therapy in other indications. RenovoCath with gemcitabine received Orphan Drug Designation for pancreatic cancer and bile duct cancer, which provides 7 years of market exclusivity upon NDA approval by the FDA.

Further, as described further below under “Other Potential Opportunities for RenovoCath,” we are also actively exploring other commercialization strategies utilizing our TAMP technology and FDA-cleared RenovoCath delivery system as a stand-alone device.

Intra-arterial Infusion of Gemcitabine with RenovoCath: Clinical Process to Date

Systemic (IV gemcitabine and nab-paclitaxel) chemotherapy is currently the standard of care for pancreatic cancer treatment. However, it is known to cause debilitating side effects for patients diagnosed with this disease. Unlike other tumors with extensive blood supply, pancreatic tumors have poor blood supply so systemic chemotherapy may not adequately reach the tumor. Thus, the standard of care may be less effective in treating this type of cancer because the blood vessels are critical for transporting systemic administration of chemotherapy to the tumor.

We have completed our RR1 Phase I/I and RR2 observational registry studies for RenovoCath with gemcitabine, with 20 and 25 patients respectively, in LAPC. In the 35 pooled patients evaluable in these two studies, 9 patients pretreated with radiation followed by treatment with RenovoCath with gemcitabine experienced a median Overall Survival (“OS”) of 27.1 months. Based on previous large randomized clinical trials, the expected survival of LAPC patients is 12.0 to 18.8 months in patients receiving only IV systemic chemotherapy or IV chemotherapy plus radiation (which are both considered standard of care). Unlike the randomized trials that established these standard of care results, our RR1 and RR2 clinical trials did not prospectively control the standard of care therapy received prior to administration of RenovoCath with gemcitabine. Based on FDA safety review of our Phase I/II study, the FDA allowed us to proceed to evaluate RenovoCath with gemcitabine within our Phase III TIGeR-PaC clinical trial.

Our ongoing Phase III TIGeR-PaC clinical trial, a randomized, multi-center study, is evaluating RenovoRx’s first product candidate, using TAMP, a novel investigational oncology drug-device combination utilizing the Company’s FDA-cleared RenovoCath device for the intra-arterial administration of gemcitabine to treat LAPC following stereotactic body radiation therapy (“SBRT”). The study compares the treatment of LAPC using RenovoCath with gemcitabine versus systemic IV administration of gemcitabine and nab-paclitaxel.

Our protocol for TIGeR-PaC involves systemic chemotherapy and SBRT during the induction phase of the study (prior to randomization). Patients receiving SBRT during the induction phase are required to complete 5 treatments, over 5 consecutive days, and do not receive oral chemotherapy vs. previously utilized intensity-modulated radiation therapy (“IMRT”) where patients must complete 25 radiation treatments in combination with oral chemotherapy during the induction phase of the study, which takes between 35 and 56 days to complete. In December 2021, we amended our protocol and statistical analysis plan for TIGeR-PaC (the “Modified SAP”) to (i) enroll and analyze only patients receiving SBRT during the induction phase, (ii) include a second interim analysis, (iii) change the total number of patients randomized in the study to 114 with a total of 86 deaths from SBRT patients, and (iv) repower the study from 90% to 80%,The change to the 80% power calculation aligns with common practice for clinical trials and, we believe this design will shorten the timeframe needed to complete the study, as well as significantly decrease our costs. We have not discussed the protocol amendment or the Modified SAP with the FDA, and we cannot provide any assurance that the FDA will agree with these modifications, but these modifications have been submitted to the FDA.

The first interim analysis in the TIGeR-PaC study at the 26th event of the specified events (deaths), was completed in March 2023, with the Data Monitoring Committee recommending a continuation of the study. The TIGeR-PaC study’s primary endpoint is an OS benefit with secondary endpoints including reduced side effects versus standard of care. The second interim analysis for this study will be triggered by the 52nd event, which is estimated to occur in late 2024 or early 2025. The second interim data readout would follow thereafter, with the timing for such readout depending on customary factors such as time needed for analysis. We are also aiming to complete patient enrollment in the TIGeR-PaC study in the first half of 2025.

Our TAMP Therapy Platform

Our patented TAMP therapy platform is focused on optimizing drug concentration in solid tumors by delivering oncology therapies with our RenovoCath delivery system. TAMP is designed to enable physicians to isolate segments of the vascular anatomy closest to tumors and ensure precise therapeutic delivery, while potentially minimizing a therapy’s toxicities versus systemic intravenous therapy. Specifically, our patented approach enables physicians to pre-treat patients with standard-of-care radiation therapy and utilize our RenovoCath delivery system to use pressure to force chemotherapy across the arterial wall near the tumor site to bathe the target tumor.

We believe there are many advantages to our TAMP therapy platform, including:

●	Application of Approved Chemotherapeutic Agents: Approved chemotherapeutic agents, with well-known safety and efficacy profiles have been used with our RenovoCath delivery system. These include small molecule chemotherapy agents, and based on more recent animal studies, we believe that larger molecule agents could be utilized as well.

●	Targeted Approach: In a preclinical study using our therapy platform, we demonstrated up to 100 times higher local drug concentration compared to systemic chemotherapy. We believe our TAMP therapy platform allows for a targeted approach that can decrease systemic exposure and improve patient outcomes.

●	Delivery Method Independent of Tumor Vascularity: Our therapy platform is designed to deliver chemotherapeutic agents to solid tumors resistant to systemic chemotherapy due to lack of tumor feeder blood vessels. If approved, our product candidates utilizing our FDA-cleared RenovoCath delivery system have the potential to treat tumors that are not directly supplied by large blood vessels.

●	Broad Application for Solid Tumor Indications: Our therapy platform is not restricted to a single chemotherapeutic agent or solid tumor type. As such, it may be applied for use with additional therapeutic agents and/or in additional solid tumor indications, including in solid tumors with and without identifiable tumor feeder blood vessels.

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

In a further validation of our TAMP platform, last year, we announced a collaboration with Imugene (ASX: IMU) to explore expansion of our TAMP product pipeline with Imugene’s CF33 oncolytic virus therapy for the treatment of difficult-to-access tumors. We are continually in discussions regarding similar collaborations and potentially out-licenses of RenovoCath with gemcitabine as we prepare for the NDA filing (assuming we meet our study endpoints) and commercialization of RenovoCath (if approved by FDA) as well as other collaborations with our TAMP platform.

For further information regarding our RenovoCath Instructions for Use (“IFU”), please see: IFU-10004-Rev.-F-Universal-IFU.pdf.

Other Potential Commercial Opportunities for RenovoCath

In recent years, we have focused our efforts primarily on progressing RenovoCath with gemcitabine through our ongoing Phase III TIGeR-PaC study for LAPC. During this process, we have begun to explore other opportunities for our TAMP therapy platform.

As a result of the introduction of our FDA-cleared RenovoCath delivery system as part of the TIGeR-PaC study and the resulting unsolicited (and subsequently solicited) feedback we have received from oncologists, surgeons, and interventional radiologists indicating increased demand for targeted delivery of diagnostic and/or therapeutic agents, during the first half of 2024, we began to actively explore a new opportunity to market and sell RenovoCath as a standalone device. RenovoCath is FDA-cleared and indicated for temporary vessel occlusion in applications including arteriography, preoperative occlusion, and chemotherapeutic drug infusion. We will engage in this potential revenue-generating activity either on our own or, more likely, in tandem with a commercial partner.

In September 2024, we announced the signing of a new project work order with our RenovoCath contract manufacturing organization partner, Medical Murray Inc. of North Barrington, IL (the “CMO”), for an expanded relationship as we continue our exploration of commercial opportunities for RenovoCath beyond our currently ongoing clinical programs. To create performance incentives for our CMO, we have issued a warrant to purchase up to 709,500 shares of our common stock. This warrant vests and is only exercisable over time in tranches and only if the CMO achieves certain manufacturing milestones.

Beyond LAPC, we believe there are many clinical applications for RenovoCath to improve targeted delivery of diagnostic and therapeutic agents. This leads us to a business development opportunity that would also likely engage in Phase IV post-market “registry” clinical studies of the RenovoCath delivery system to gather additional data to support both our clinical and commercial efforts. Securing the manufacturing capacity for this strategy with our CMO partner is a great first step. We are also in active discussions with many interested customers to purchase supplies of RenovoCath as well as potential distribution partners.

We are increasing production of RenovoCath supplies through our CMO, and if we launch our commercial strategy as planned, we anticipate potential for near-term revenue in 2025. Without incremental revenues from this commercial strategy, we maintain sufficient cash on hand to achieve both our next interim read-out of our Phase III TIGeR-PaC study, which will be triggered by the 52nd event, estimated to occur in late 2024 or early 2025, and fund our current efforts for our RenovoCath go to market activities. The second interim data readout would follow thereafter, with the timing for such readout depending on customary factors such as time needed for analysis. We are also aiming to complete patient enrollment in the TIGeR-PaC study in the first half of 2025.

In parallel, we remain fully engaged and committed to the ongoing pivotal Phase III TIGeR-PaC clinical trial in LAPC. During 2024, we announced that additional renowned clinical oncology sites are now participating in the study with the goal of accelerating patient enrollment. We are progressing towards data, which could allow for a second interim readout in the trial and the potential filing of NDA with the FDA for RenovoCath with gemcitabine as a drug-device treatment in LAPC.

Previous Fundraising and Anticipated Future Spending

Since our inception, we have devoted substantially all our efforts to developing our cancer therapy platform and product candidates, raising capital and organizing and staffing our company. In January and April 2024, we raised additional funding in two private placements, offering shares of common stock and warrants to purchase shares of common stock for aggregate gross proceeds of $17.2 million. As of September 30, 2024, we have received over $59.2 million in aggregate gross proceeds and have financed our operations primarily through issuance of convertible preferred stock and convertible notes prior to our initial public offering, and securities issued in our August 2021 initial public offering, a registered direct offering with a single institutional investor in April 2023 (the “RDO”), common stock purchase warrants, the aforementioned January and April 2024 private placements, and a loan pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). After deducting underwriting discounts, commissions, placement fees, legal fees, and other professional expenses of $5.8 million, our net offering proceeds to date are $53.4 million.

We have incurred significant operating losses and generated negative cash flows from operations since our inception. As of September 30, 2024, we had cash and cash equivalents of $9.6 million. As of September 30, 2024, we had an accumulated deficit of $47.3 million. We expect to continue to incur significant expenses, increasing operating losses and negative cash flows for the foreseeable future. At the time we launch our commercial strategy, we anticipate to generate revenue from RenovoCath device sales via either on our own or, more likely, in tandem with a commercial partner our direct channel and/or collaborations, licensing arrangements or other strategic or commercial activities. Given economic and market conditions and the timing of regulatory approval, we expect that our expenses will increase in connection with our ongoing research, development and potential commercialization activities, particularly if and when we decide to:

●	Advance clinical development of the TAMP therapy platform with the RenovoCath delivery system by continuing to enroll patients in our ongoing Phase III TIGeR-PaC clinical trial, and advancing our technology through preclinical and clinical pipeline indication opportunities;

●	Hire additional research, development, engineering, and general and administrative personnel;

●	Pursue collaborations, licensing arrangements or other strategic or commercial activities relating to our technology;

●	Maintain, expand, enforce, defend, and protect our intellectual property portfolio; and

●	Expand our operational, financial and management systems and increase personnel, including personnel to support our clinical development, manufacturing and commercialization efforts and our operations.

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

Our financial statements as of September 30, 2024 have been prepared on a going concern basis and do not include any adjustments that may result from the outcome of this uncertainty. Based on our operating plans, we do not expect that our current cash and cash equivalents as of the date of this filing, will be sufficient to fund our operating, investing and financing cash flow needs, assuming our programs advance as currently contemplated.

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

Our research and development expenses include:

●	expenses incurred under agreements with clinical trial sites, third-party vendors, and consultants that are involved in conducting our clinical trials;

●	costs of acquiring and developing clinical trial materials;

●	personnel costs, including salaries, benefits, bonuses, and stock-based compensation for employees engaged in preclinical and clinical research and development;

●	costs related to compliance with regulatory requirements;

●	third-party vendor costs related to manufacturing materials and testing of our RenovoCath catheter delivery device;

●	costs related to preclinical studies and pilot testing;

●	travel expenses; and

●	allocated general and administrative expenses which includes facilities and other indirect administrative expenses to support research and development activities, including employees’ salaries and benefits.

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

Other Income (Expenses), Net

Interest and Dividend Income (Expense), Net

Interest expense consists of financing interest for the Directors and Officers liability insurance premiums.

Interest income and dividend income are earned from cash deposited in our short-term marketable securities and money market accounts.

Change in Fair Value of Common Warrant Liability

Change in fair value of warrant liability represents the gain or loss reported from the change in the fair value of the warrant liability associated with the April 2023 Warrant. The fair value per share of the April 2023 Warrant was $0.61 and $1.69 on September 30, 2024 and December 31, 2023, respectively. The decrease in the fair value was primarily due to the decrease in our stock price.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2024, and 2023

The following table summarizes the significant components of our results of operations for the periods presented (in thousands, except percentages):

	Three Months Ended September 30,		Increase / (Decrease)
	2024	2023	$	%
	(unaudited)
Operating expenses:
Research and development	$1,650	$1,629	$21	1%
General and administrative	1,178	1,354	(176)	(13)%
Total operating expenses	2,828	2,983	(155)	(5)%
Loss from operations	(2,828)	(2,983)	155	(5)%
Other income/(expense), net
Interest and dividend income	124	43	81	188%
Change in fair value of common warrant liability	233	1,519	(1,286)	(85)%
Transaction costs allocated to warrant liabilities	-	-	-	-%
Total other income/(expense), net	357	1,562	(1,205)	(77)%
Net loss	$(2,471)	$(1,421)	$(1,050)	74%

Research and Development

Research and development expenses were approximately $1.7 million for the three months ended September 30, 2024, remaining relatively flat compared to the same period last year. Employee and related benefit costs increased $0.1 million including an increase of $0.1 million in clinical conferences and trade shows activities. This increase was partially offset by lower regulatory and clinical consulting costs and manufacturing for our proprietary catheter delivery device. We anticipate research and development expenses to increase as we increase manufacturing costs for our device and continue advancing our Phase III clinical trial study throughout the remainder of the year.

General and Administrative

General and administrative expenses were approximately $1.2 million for the three months ended September 30, 2024, a decrease of approximately $0.2 million compared to approximately $1.4 million for the same period last year. The decrease was primarily due to decreases of $0.2 million in professional and consulting fees, and legal fees, partially offset by an increase of $0.1 million in investor and public relations costs. We anticipate general and administrative expenses increasing moderately throughout the remaining year as we progress our commercialization activities for our RenovoCath device.

Other Income/(Expense), Net

Other income/(expense), net was approximately $0.4 million for the three months ended September 30, 2024, a decrease of approximately $1.2 million compared to approximately $1.6 million for the in the same period last year. The decrease was primarily due to a $1.3 million change in the fair value of the common warrant liability offset by interest and dividend income of $0.1 million.

Comparison of the Nine Months Ended September 30, 2024, and 2023

The following table summarizes the significant components of our results of operations for the periods presented (in thousands, except percentages):

	Nine Months Ended September 30,		Increase / (Decrease)
	2024	2023	$	%
	(unaudited)
Operating expenses:
Research and development	$4,449	$4,892	$(443)	(9)%
General and administrative	3,889	4,727	(838)	(18)%
Total operating expenses	8,338	9,619	(1,281)	(13)%
Loss from operations	(8,338)	(9,619)	1,281	(13)%
Other income/(expense), net
Interest income and dividend income	299	97	202	208%
Change in fair value of common warrant liability	2,103	3,092	(989)	(32)%
Transaction costs allocated to warrant liabilities	-	(575)	575	(100)%
Total other income/(expense), net	2,402	2,614	(212)	(8)%
Net loss	$(5,936)	$(7,005)	$1,069	(15)%

Research and Development

Research and development expenses were approximately $4.4 million for the nine months ended September 30, 2024, a decrease of approximately $0.5 million, compared to approximately $4.9 million for the prior year period. The decrease was primarily due lower costs of $0.6 million on clinical, regulatory and clinical consulting costs from our ongoing Phase III clinical trial cost as we reduced expenses to conserve our cash runway in the first quarter and a decrease of $0.1 million in clinical conferences and trade shows, partially offset by an increase of $0.3 million in employee and related benefits costs. Our primary manufacturer company of our RenovoCath device commenced production this year as we implemented our commercialization and sale of our product candidate’s strategy. Allocated general and administrative support costs for personnel, facility and office supply expenses decreased by $0.1 million compared to the same period last year. We anticipate research and development expenses to increase as we progress our commercialization strategy, including our ongoing Phase III clinical trial study throughout the remainder of the year.

General and Administrative

General and administrative expenses were approximately $3.9 million for the nine months ended September 30, 2024, a decrease of approximately $0.8 million compared to approximately $4.7 million for the prior year period. The decrease was primarily due to a $0.3 million reduction in professional and consulting fees, a $0.1 million decrease in recruitment fees, a $0.2 million decrease in investor and public relations costs, a $0.2 million decrease in directors’ and officers’ liability insurance expense and a $0.1 million decrease in legal fees. The decrease was partially offset by lower allocated general and administration expenses to research and development of $0.1 million. We anticipate general and administrative expenses to increase slightly throughout the remaining year as we progress with our commercialization activities for our RenovoCath device.

Other Income/(Expense), Net

Other income/(expense), net was approximately $2.4 million for the nine months ended September 30, 2024, a decrease of approximately $0.2 million compared to approximately $2.6 million for the prior year period. The decrease was primarily due to a $1.0 million change in the fair value of the common warrant liability due to a decline in our common stock price during the nine months ended September 30, 2023 as compared to September 30, 2024. The decrease was offset by a $0.2 million increase in interest and dividend income from an increase in cash and cash equivalents related to the completion of two private placement financings completed earlier in the year and $0.6 million of transaction costs allocated to common warrant liability in the previous period.

Liquidity and Capital Resources

For the nine months ended September 30, 2024, we incurred a net loss of $5.9 million. As of September 30, 2024, our accumulated deficit stood at $47.3 million. We anticipate incurring further losses and increasing operating expenses in future periods.

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

On April 11, 2024, we completed a second private placement offering, issuing common stock, pre-funded warrants, Series A warrants, and Series B warrants. The aggregate gross proceeds from this offer were $11.1 million, and the net offering proceeds were $9.7 million after deducting placement agent fees of $1.2 million and other professional expenses of $0.2 million. In conjunction with the issuance of 6,960,864 shares of common stock, we bundled the offering with: (i) a pre-funded warrant exercisable for 951,500 shares of common stock at an exercise price of $0.0001 per share, with an unlimited term and immediate exercisability upon issuance, subject to specific beneficial ownership limitations; (ii) Series A warrants exercisable for 7,912,364 shares of common stock at $1.22 per share, valid for 5 years and immediately exercisable subject to customary adjustments and beneficial ownership limitations; (iii) Series B warrants exercisable for 3,956,182 shares of common stock at $1.22 per share, valid for 2 years and immediately exercisable subject to customary adjustments and beneficial ownership limitations, with us retaining the right to call these warrants under certain conditions. Additionally, we issued the April 2024 PA Warrants on the same date, exercisable for 701,243 shares of common stock at $1.69 per share over a 5-year term, with provisions for cashless exercise if the shares are unregistered or no current prospectus is available for resale. The April 2024 PA Warrants become exercisable on October 11, 2024, subject to specific beneficial ownership limitations and customary adjustments.

As of September 30, 2024, we have received over $59.2 million in gross proceeds through various financial arrangements to include the issuance of preferred stock, convertible debt, securities in our IPO, the RDO, private placements and various loans. After deducting underwriting discounts, commissions, placement fees, legal fees, and other professional expenses of $5.8 million, our net offering proceeds from these activities were $53.4 million.

Based on our operational plans, we do not expect that our current cash and cash equivalents as of the date of this filing, will be sufficient to fund our operating, investing and financing cash flow needs for at least the next twelve months, assuming our programs advance as currently contemplated. Based upon this review and the Company’s current financial condition, the Company has concluded that substantial doubt exists as to the Company’s ability to continue as a going concern. We believe we will continue to be able to raise additional capital through debt financing, private or public equity financings, license agreements, obtain a credit facility or other loan or at-the-market offering, collaborative agreements or other arrangements with other companies, or other sources of financing.

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

We have financed our operations from inception through the date of this Report primarily through the issuance and sale of an aggregate of $59.2 million from private placements of our convertible preferred stock, convertible debt securities prior to our August 2021 initial public offering, and the issuance of securities in our initial public offering, our RDO and other private placement offerings, various loans and the exercise of warrants and common stock options. After deducting underwriting discounts and commissions, placement agent fees and other offering expenses, net offerings were $53.8 million. During the first four months of 2024 alone, we raised new capital for aggregate gross proceeds of $17.2 million, to further advance our programs.

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

The following table summarizes our cash flows for the period indicated (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash provided by (used in):
Operating activities	$(6,695)	$(8,205)
Investing activities	-	2,032
Financing activities	15,085	5,008
Increase/decrease in cash and cash equivalents	$8,390	$(1,165)

Net Cash Used in Operating Activities

Cash used in operating activities for the nine months ended September 30, 2024, reflected a net loss of $5.9 million and non-cash charges of $1.2 million, and offset by net change in our operating assets and liabilities of $0.4 million.

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

Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2024 was $15.1 million, consisting primarily of net proceeds from two private placement offerings.

Net cash provided by financing activities for the nine months ended September 30, 2023 was $5.0 million, consisting primarily of proceeds from common stock and pre-funded common warrants.

Contractual Obligations and Other Commitments

There have been no significant changes in our contractual obligations or other commitments as of September 30, 2024.

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

There have been no significant changes to our critical accounting policies or significant judgments and estimates for the nine months ended September 30, 2024, from those previously disclosed in our 2023 Annual Report.

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

April 2023 Warrants

We evaluate pre-funded warrants and April 2023 Warrant issued in connection with registered direct financing in April 2023 to determine whether such warrants qualify for equity classification, or meet the definition of a derivative instrument, classified as a liability on the Condensed Balance Sheets and measured at fair value at inception and at each reporting date with changes in fair value recognized in the Condensed Statements of Operations in the period of change.

Direct Offering Costs

Direct offering costs consist principally of commissions, placement fees and legal fees, including other professional expenses incurred. We evaluate the terms under the financing agreement to determine the classification of direct costs in the accompanying Condensed Statements of Operations.

Emerging Growth Company and Smaller Reporting Company Status

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, as amended, or the JOBS Act. Under the JOBS Act, companies have extended transition periods available for complying with new or revised accounting standards. We have elected this exemption to delay adopting new or revised accounting standards. We will remain an emerging growth company until the earlier of (1) December 31, 2026, (2) the last day of the fiscal year in which we have total annual gross revenues of at least $1.235 billion, (3) the date on which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, or (4) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. An emerging growth company may take advantage of specified reduced reporting requirements and is relieved of certain other significant requirements that are otherwise generally applicable to public companies. As an emerging growth company,

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

We are also a “smaller reporting company,” meaning that the market value of our stock held by non-affiliates plus the proposed aggregate amount of gross proceeds to us is less than $700.0 million and our annual revenue is less than $100.0 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (1) the market value of our stock held by nonaffiliates is less than $250.0 million or (2) our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700.0 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, like emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15I and 15d-15(e) under the Exchange Act) as of the end of the fiscal quarter ended September 30, 2024. Based on this evaluation, our Chief Executive Officer and Principal Accounting Officer have concluded that, during the period covered by this Report, our disclosure controls and procedures were not effective due to our previously identified material weaknesses in internal control over financial reporting. As a result, we have performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, notwithstanding the identified material weaknesses, management, including our Chief Executive Officer and Principal Accounting Officer, believes the financial statements included in this Report are fairly presented, in all material respects, in accordance with GAAP.

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

For the fiscal quarter ended September 30, 2024, our management identified material weaknesses in our internal control over financial reporting related to our control environment. A material weakness is a deficiency, or combination of significant deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

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

Changes in Internal Control over Financial Reporting

Except for the material weaknesses noted above, during the quarter ended September 30, 2024, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risk Factors Summary

The following is a summary of principal factors and uncertainties that make investing in shares of our common stock risky and impact our ability to execute on our business strategy include risks regarding the following. This summary is not exhaustive, and readers are therefore encouraged to review the “Risk Factors” section and the “Risk Factors” section in our 2023 Annual Report in their entirety:

●	We are a clinical stage biopharmaceutical company, have a limited operating history and have no drug/device combination products approved for commercial sale, which makes it difficult to evaluate our current business and predict our future success and viability.

●	We have incurred significant net losses in each period since inception, and we expect to continue to incur net losses for the foreseeable future.

●	We will need to raise substantial additional capital to develop and fully commercialize RenovoGem and/or RenovoCath, and our failure to obtain funding when needed may force us to delay, reduce or eliminate our product development programs or collaboration efforts. As a result, there is substantial doubt about our ability to operate as a going concern.

●	We may consider strategic alternatives in order to maximize stockholder value, including financing, strategic alliances, and licensing arrangements, particularly in connection with our proposal commercialization of RenovoCath should we utilize a commercial collaboration. We may not be able to identify or consummate any suitable strategic alternatives and any consummated strategic alternatives may not be successful.

●	Our product candidates’ commercial viability remains subject to current and future preclinical studies, clinical trials, regulatory approvals, and the risks generally inherent in the development of a pharmaceutical product candidate. If we are unable to successfully advance or develop our product candidates, our business will be materially harmed.

●	If we do not achieve our projected development goals in the timeframes we announce and expect, our stock price may decline.

●	Our product candidates may exhibit undesirable side effects when used alone or in combination with other approved pharmaceutical products or investigational new drugs, which may delay or preclude further development or regulatory approval or limit their use if approved.

●	If the results of preclinical studies or clinical trials for our product candidates are negative, we could be delayed or precluded from the further development or commercialization of our product candidates, which could materially harm our business.

●	If we are unable to satisfy any applicable regulatory requirements, we may not be able to commercialize our product candidates.

●	If our product candidates are unable to compete effectively with marketed drugs targeting similar indications as our product candidates, our commercial opportunity will be reduced or eliminated.

●	We may delay or terminate the development of our product candidates at any time if we believe the perceived market or commercial opportunity does not justify further investment, which could materially harm our business.

●	Our future success depends on our ability to retain our key personnel and to attract, retain, and motivate qualified personnel, especially in light of an acute workforce shortage and hyper-competitive compensation environment.

●	If we are unable to protect our intellectual property effectively, we may be unable to prevent third parties from using our technologies, which would impair our competitive advantage.

●	The patents issued to us may not be broad enough to provide any meaningful protection, one or more of our competitors may develop more effective technologies, designs, or methods without infringing our intellectual property rights and one or more of our competitors may design around our proprietary technologies.

●	The market price of our common stock may be volatile and fluctuate substantially, which could result in substantial losses for our investors.

●	We issued a large number of shares of common stock and warrants to purchase common stock in connection with our 2024 financing activities. Substantial future sales of such shares of our common stock could cause the market price of our common stock to decline or have other adverse effects on our company.

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

The Investor Securities may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. We relied on the private placement exemption from registration provided by Section 4(a)(2) of the Securities Act and by Rule 506(c) of Regulation D promulgated thereunder by the SEC.

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

We raised gross proceeds of approximately $11.1 million in the April 2024 Offering, before deducting placement agent fees and other offering expenses. The Company intends to use the net proceeds from this April 2024 Offering for working capital purposes. The net proceeds from the April 2024 Offering was approximately $9.6 million.

The April 2024 Shares, Series A warrants, Series B warrants, Series A Warrant Shares, and Series B Warrant Shares may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. We relied on the private placement exemption from registration provided by Section 4(a)(2) of the Securities Act and by Rule 506(b) of Regulation D (“Rule 506(b)”) promulgated thereunder by the SEC. We accepted subscriptions for the April 2024 Shares, Series A Warrants, and Series B Warrants only from accredited investors who have submitted fully completed and signed subscription agreements, along with appropriate supporting documentation verifying their accredited investor status in accordance with Rule 506(b).

CMO Warrants

In September 2024, we announced the signing of a new project work order with our CMO. To create performance incentives for our CMO, we have issued a warrant to the CMO to purchase up to 709,500 shares of our common stock. This warrant vests and is only exercisable over time in tranches and only if the CMO achieves certain manufacturing milestones. In issuing this warrant, we relied on the private placement exemption from registration provided by Section 4(a)(2) of the Securities Act.

Use of Proceeds from Public Offering of Common Stock

Not applicable.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Sixth Amended and Restated Certificate of Incorporation of RenovoRx, Inc.	8-K	001-40738	3.1	August 31, 2021
3.2	Amended and Restated Bylaws of RenovoRx, Inc.	8-K	001-40738	3.1	September 11, 2023
4.1	Form of Private Common Stock Warrant (related to the 2020 Convertible Notes and 2021 Convertible Notes)	10-Q	001-40738	4.1	November 15, 2021
4.2	Form of Underwriter’s Warrant	S-1	333-258071	4.1	August 25, 2021
4.3	Form of Warrant Agent Agreement (including the terms of the Warrants)	S-1	333-258071	4.2	August 25, 2021
4.4	Specimen Stock Certificate evidencing the Shares of Common Stock	S-1	333-258071	4.4	August 25, 2021
4.5	Form of Warrant Certificate	S-1	333-258071	4.5	August 25, 2021
4.6	Form of Pre-Funded Common Stock Purchase Warrant	8-K	001-40738	4.1	April 3, 2023
4.7	Form of Common Stock Purchase Warrant	8-K	001-40738	4.2	April 3, 2023
4.8	Warrant to Purchase Common Stock of RenovoRx, Inc.	8-K	001-40738	10.3	January 29, 2024
4.9	RenovoRx Placement Agent Warrant	8-K	001-40738	10.5	January 29, 2024
4.10	Form of Pre-Funded Common Stock Purchase Warrant of RenovoRx, Inc.	8-K	001-40738	10.2	April 15, 2024
4.11	Form of Series A Warrant to Purchase Common Stock of RenovoRx, Inc.	8-K	001-40738	10.3	April 15, 2024
4.12	Form of Series B Warrant to Purchase Common Stock of RenovoRx, Inc.	8-K	001-40738	10.4	April 15, 2024
4.13	Form of Placement Agent Warrant to Purchase Common Stock of RenovoRx, Inc.	8-K	001-40738	10.5	April 15, 2024
4.14^	Common Stock Purchase Warrant Issued to Medical Murray, Inc., dated September 25, 2024	Filed herewith
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (embedded within the Inline XBRL document)	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Interactive Data Files submitted as Exhibit 101)	Filed herewith

^	Certain portions of this exhibit are omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K because they are not material and are the type that the Company treats as private or confidential. The Company hereby agrees to furnish a copy of any omitted portion to the SEC upon request.

†	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RenovoRx, Inc.

Date: November 13, 2024	By:	/s/ Shaun R. Bagai
Shaun R. Bagai
Chief Executive Officer

Date: November 13, 2024	By:	/s/ Ronald B. Kocak
Ronald B. Kocak
VP Controller and Principal Accounting Officer

