Form 10-K
period 2024-12-31
RenovoRx, Inc.
filed 2025-04-01
CIK 1574094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______to ______

Commission File Number: 001-40738

RENOVORX, INC.

(Exact name of registrant as specified in its charter)

Delaware	27-1448452
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2570 West El Camino Real, Suite 320, Mountain View, CA 94040

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates on June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing price of the registrant’s common stock on such date as reported by The Nasdaq Capital Market, was approximately $26.6 million. Shares of voting stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This assumption regarding affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common stock, $0.0001 par value per share, as of March 25, 2025, was 36,546,752.

DOCUMENTS INCORPORATED BY REFERENCE

None.

RENOVORX, INC. FORM 10-K

Solely for convenience, trademarks and trade names referred to in this Report may appear without the ® or ™ symbols.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or Form 10-K (this “Report”), particularly in the sections captioned “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements are inherently subject to significant risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control. All statements other than present and historical facts and conditions contained in this Report, including statements regarding our future revenues and other results of operations and financial position, business strategy, plans and our objectives for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” or “would,” or the negative of these terms or other comparable terminology. Actual events or results may differ from those expressed in these forward-looking statements, and these differences may be significant and adverse. Forward-looking statements include, but are not limited to, statements about:

●	the sufficiency of our existing cash, cash equivalents, and investments to fund our future operating expenses and capital expenditure requirements;

●	our estimates regarding future revenues, expenses, anticipated capital requirements to fund our future operating expenses, and our need for additional financing;

●	our financial performance;

●	our anticipated use of our existing cash, cash equivalents, and investments;

●	the ability of our clinical trials to demonstrate safety and efficacy of our product candidates, and other positive results;

●	the progress and focus of our current and future clinical trials;

●

projections for enrollment of our clinical trials and our expectations relating to the timing of the provision of updates on, public announcements (if any) for interim or top line data from, and completion of our clinical trials (notably our ongoing Phase III TIGeR-PaC trial);

●	our continued reliance on third parties to conduct clinical trials of our product candidates, and for the manufacture of our product candidates;

●	the beneficial characteristics, safety, efficacy, and therapeutic effects of our product candidates;

●	our ability to advance product candidates into and successfully complete clinical trials;

●	our ability to further develop and expand our therapy platform, both to use different chemotherapeutic agents, to include new indications, or to market our catheter on a standalone basis;

●	our ability to obtain and maintain regulatory approval of our product candidates and the timing or likelihood of regulatory filings and approvals, including our expectation to seek special designations, such as orphan drug designation, for our product candidates for various diseases;

●	existing regulations and regulatory developments in the United States and other jurisdictions;

●	our plans relating to commercializing our product candidates, if approved, including the geographic areas of focus and our potential and ability to successfully commercialize our product candidates and generate revenue;

ii

●	the implementation of our strategic plans for our business and product candidates;

●	the expected potential benefits of strategic collaborations with third parties and our ability to attract collaborators with relevant and complementary expertise;

●	our estimates of the number of patients in the United States who suffer from the diseases we target;

●	our estimates of potential addressable market opportunities and our ability to successfully penetrate addressable markets;

●	the success of competing therapies or devices that are or may become available;

●	developments relating to our competitors and our industry, including competing product candidates, therapies and devices;

●	our plans relating to the further development and manufacturing of our devices and product candidates, including for additional indications which we may pursue;

●	our plans and ability to obtain or protect intellectual property rights, including extensions of existing patent terms where available;

●	the scope of protection we are able to establish and maintain for intellectual property rights, including our therapy platform and product candidates;

●	our ability to successfully negotiate and enter into agreements with distribution, strategic and corporate partners;

●	our potential and ability to successfully manufacture and supply our product candidates for clinical trials and for commercial use, if approved;

●	our ability to retain the continued service of our key personnel and to identify, hire, and then retain additional qualified personnel;

●	our ability to maintain compliance with the continuing listing requirements of the Nasdaq Stock Market; and

●	our expectations regarding the impact of major domestic and geopolitical events on our business.

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

In this Report, unless the context otherwise indicates, the terms “RenovoRx,” the “Company,” “we,” “our,” and “us” refer to RenovoRx, Inc., a Delaware corporation. Unless otherwise stated, references to particular years, quarters, months or periods refer to our fiscal years ended in December and the associated quarters, months and periods of those fiscal years.

iii

PART I

ITEM 1. BUSINESS

Overview

We are a life sciences company offering RenovoCath®, a novel, U.S. Food and Drug Administration (“FDA”)-cleared local drug-delivery device, targeting high unmet medical needs, with a present focus on difficult to treat cancers. Our mission is to transform the lives of cancer patients by providing innovative solutions to enable targeted therapeutic delivery.

We are both a clinical stage and a commercial stage enterprise. Our clinical stage lead product candidate is a novel drug-device combination product consisting of intra-arterial delivery of the chemotherapy gemcitabine via RenovoCath -- we refer to our lead product candidate herein as “IAG.” IAG is currently the subject of a pivotal Phase III clinical study for the treatment of locally advanced pancreatic cancer (“LAPC”). At the same time, we are commercializing RenovoCath for standalone use by interventional radiologists, oncologists and other medical professionals who can use RenovoCath to treat patients within its FDA-cleared fields of use.

RenovoCath utilizes our patented Trans-Arterial Micro-Perfusion (TAMP™) therapy platform, which is designed to ensure precise therapeutic delivery across the arterial wall near the target tumor site to bathe the tumor, while potentially minimizing a therapy’s toxicities versus systemic intravenous (or IV) therapy, including traditional chemotherapy. Our novel approach to targeted treatment offers the potential for increased safety, tolerance, and improved efficacy. RenovoCath is indicated for temporary vessel occlusion in applications including arteriography, preoperative occlusion, and chemotherapeutic drug infusion.

For the past several years, we have focused our efforts on progressing IAG through clinical trials. However, based on organic demand from doctors in the field who have become familiar with our technology, in 2024, we made the decision to launch an effort to commercialize RenovoCath as a standalone product within its FDA cleared uses. Commenced in the field in late 2024, this commercial effort has already begun to achieve initial traction. To accommodate increased need for RenovoCath supply, we expanded our relationship with Medical Murray, Inc., our U.S.-based third-party RenovoCath manufacturer. In December 2024, we announced that over ten medical institutions had initiated the process for RenovoCath purchase orders, and in February 2025, we announced additional purchase orders received from several esteemed, high volume National Cancer Institute-designated centers and that utilization of RenovoCath devices by our initial customers led to repeat purchase orders.

We have begun to generate revenues, and expect to grow revenues meaningfully, from the sale of our RenovoCath devices directly to customers (i.e., hospitals and cancer treatment centers). Importantly, we believe our current commercial strategy can be accomplished without a material increase in our capital expenditures, regardless of whether we self-commercialize or choose to partner with a larger organization with an existing sales force. Following our late 2024 commercial launch, we generated a small amount (approximately $43,000) of initial revenues from RenovoCath sales in our fourth quarter ended December 31, 2024. We expect revenues to increase to the low six figure range for the first quarter ended March 31, 2025 followed by sequential quarter-over-quarter increases in revenues during the remainder of 2025. Our goal will be to continue revenue growth in the years to come.

We have identified our initial target market for RenovoCath to be approximately $400 million in peak annual U.S. sales, based on our internal assumptions. Our current assumptions regarding our initial addressable market include: (i) pressure-mediated delivery catheters on market today, which are analogous to RenovoCath, have an average selling price of $6,500-$8,500 per unit; (ii) approximately 7,000 initial target patients at peak market penetration; and (iii) an average of approximately 8 annual procedures per patient.

Moreover, expansion opportunities across other clinical indications could create a several billion-dollar total addressable market potential for RenovoCath over time. We believe that we can achieve meaningful market penetration with a small commercial team targeting the top 200 high-volume treatment centers. Furthermore, and importantly, there is a current reimbursement code with the Centers for Medicare and Medicaid Services covering specialty pressure-mediated delivery catheters, which creates incentives for hospitals to adopt more advanced technology, like RenovoCath.

In parallel to our RenovoCath commercialization efforts, we are completing enrolment in our ongoing pivotal Phase III randomized multi-center clinical trial (called TIGeR-PaC) to investigate IAG for the treatment of LAPC. This trial is being conducted under a U.S. Investigational New Drug (“IND”) application that is regulated by the FDA’s 21 CFR 312 pathway. IAG has received Orphan Drug Designation for pancreatic cancer and bile duct cancer, which provides 7 years of market exclusivity upon approval by the FDA. We may also evaluate RenovoCath with gemcitabine and other agents as a potential therapy in other indications.

Intra-arterial Infusion of Gemcitabine with RenovoCath: IAG Clinical Process to Date

The current standard of care for pancreatic cancer treatment is primarily systemic IV gemcitabine and nab-paclitaxel or FOLFIRINOX chemotherapy; however, systemic chemotherapy is well known to cause debilitating side effects for patients. Unlike other tumors with extensive blood supply, pancreatic tumors have a limited vascular network so systemic chemotherapy may not adequately reach the tumor. Thus, the standard of care may be less effective in treating this type of cancer because the blood vessels are critical for transporting systemic administration of chemotherapy to the tumor.

We have completed clinical studies and observational registry studies evaluating treatment with IAG, with 20 and 25 patients (including 2 patients who participated in both studies), respectively, who were diagnosed with LAPC. In the 43 unique pooled patients evaluable in these two studies, 9 patients pretreated with radiation followed by treatment with RenovoCath with gemcitabine experienced a median Overall Survival (“OS”) of 27.1 months. Based on previous large randomized clinical trials, the expected survival of LAPC patients is 12.0 to 18.8 months in patients receiving only IV systemic chemotherapy or IV chemotherapy plus radiation (which are both considered standard of care). Unlike the randomized trials that established these standard of care results, our prior clinical studies did not prospectively control the standard of care therapy received prior to administration of RenovoCath with gemcitabine. Based on FDA safety review of our prior clinical studies, the FDA allowed us to proceed to evaluate RenovoCath with gemcitabine within our Phase III TIGeR-PaC clinical trial.

Our ongoing TIGeR-PaC clinical trial is studying IAG to treat LAPC following stereotactic body radiation therapy (“SBRT”). The study compares the treatment of LAPC using intra-arterial delivery of gemcitabine with RenovoCath versus systemic, standard of care, IV administration of gemcitabine and nab-paclitaxel. Our TIGeR-PaC protocol involves systemic chemotherapy and SBRT during the induction phase of the study (prior to randomization). Patients receiving SBRT during the induction phase are required to complete 5 treatments, over 5 consecutive days, and do not receive oral chemotherapy vs. previously utilized intensity-modulated radiation therapy (“IMRT”) where patients must complete 25 radiation treatments in combination with oral chemotherapy during the induction phase of the study, which takes between 35 and 56 days to complete. In December 2021, we amended our protocol and statistical analysis plan for TIGeR-PaC (the “Modified SAP”) to (i) enroll and analyze only patients receiving SBRT during the induction phase, (ii) include a second interim analysis, (iii) change the total number of patients randomized in the study to 114 with a total of 86 events (deaths) from SBRT patients required to complete the final analysis, and (iv) repower the study from 90% to 80%. The change to the 80% power calculation aligns with common practice for clinical trials and we believe this design will shorten the timeframe needed to complete the study, as well as significantly decrease our costs. We have had some interactions with FDA regarding the Modified SAP, but we cannot provide any assurance that the FDA will agree with these modifications.

The first interim analysis in the Phase III TIGeR-PaC study at the 26th event (death) of the specified events was completed in March 2023, with the Data Monitoring Committee recommending a continuation of the study. The interim analysis showed a 6-month median overall survival benefit (Figure 1) for patients (nearly a 60% improvement) versus the study control arm and current standard of care: IV administration of gemcitabine and nab-paclitaxel (p < 0.057). Patients also had greater than 65% reduction in adverse events (Figure 2) with IAG versus the standard of care.

Figure 1: TIGeR-PaC Phase III Update (1st Interim Analysis) showing 6-month median OS benefit with TAMP utilizing intra-arterial gemcitabine delivered via the RenovoCath vs. IV/systemic gemcitabine and nab-paclitaxel (control).

Figure 2: TIGeR-PaC Phase III Update (1st Interim Analysis) showing with TAMP utilizing IAG observes fewer AEs and SAEs vs. gemcitabine and nab-paclitaxel (Gem + Nab-Pac).

During the fourth quarter 2024, we added several additional renowned clinical oncology sites to participate in the TIGeR-PaC study. The initiation of new patient enrollment at the Sarah Cannon Research Institute Oncology Partners in Nashville, TN and at the Northwell Health Cancer Institute Clinical Site in New Hyde Park, NY are key additions to the number of clinical sites to support our path to completing patient enrollment for the trial. We are continuing to target additional clinical oncology sites, with the expectation that the study will achieve full enrollment during 2025.

The current protocol and statistical analysis plan for the TIGeR-PaC trial requires 114 randomized patients, with 86 events (deaths) necessary to complete the final analysis. As of March 31, 2025, 90 patients have been randomized with 50 events having occurred. A second interim analysis will be triggered by the 52nd event, which we currently anticipate to occur during the second quarter of 2025.

The timing required to analyze the data after the 52nd event is expected to take several months and includes a full review with recommendations by the TIGeR-PaC Data Monitoring Committee. The key recommendation from the Data Monitoring Committee on whether or not to continue the study based on the data reviewed is expected to be announced in the second half of 2025.

Our TAMP Therapy Platform

Our patented TAMP therapy platform is focused on optimizing drug concentration in solid tumors by delivering oncology therapies with our RenovoCath device. TAMP is designed to enable physicians to isolate segments of the vascular anatomy closest to tumors and ensure precise therapeutic delivery, while potentially minimizing a therapy’s toxicities versus systemic intravenous therapy. Specifically, our patented approach enables physicians to pre-treat patients with standard-of-care radiation therapy and utilize our RenovoCath device to use pressure to force chemotherapy across the arterial wall near the tumor site to bathe the target tumor.

Figure 3: Mechanism: Trans-Arterial Micro-Perfusion (TAMP)

We believe there are many advantages to our TAMP therapy platform, including:

●	Application of Approved Chemotherapeutic Agents: Approved chemotherapeutic agents, with well-known safety and efficacy profiles have been used with our RenovoCath device. These include small molecule chemotherapy agents, and based on more recent animal studies, we believe that larger molecule agents could be utilized as well.

●	Targeted Approach: In a preclinical study using our therapy platform, we demonstrated up to 100 times higher local drug concentration compared to systemic chemotherapy. We believe our TAMP therapy platform allows for a targeted approach that can decrease systemic exposure and improve patient outcomes.

●	Delivery Method Independent of Tumor Vascularity: Our therapy platform is designed to deliver chemotherapeutic agents to solid tumors resistant to systemic chemotherapy due to lack of tumor feeder blood vessels. If approved, our product candidates utilizing our RenovoCath device have the potential to treat tumors that are not directly supplied by large blood vessels.

●	Broad Application for Solid Tumor Indications: Our therapy platform is not restricted to a single chemotherapeutic agent or solid tumor type. As such, it may be applied for use with additional therapeutic agents and/or in additional solid tumor indications, including in solid tumors with and without identifiable tumor feeder blood vessels.

●	Intellectual Property Protection: Our TAMP therapy platform and RenovoCath device are covered by 9 issued and 5 pending U.S. patents, and 10 issued and 6 pending patents outside of the U.S. We continue to explore additional opportunities to further bolster our intellectual property position, and if granted, our current applications would provide patent protection through 2043.

We received our first FDA 510(k) clearance for RenovoCath in 2014, a second clearance to use RenovoCath for infusion of chemotherapy agents in 2017, a further clearance to use RenovoCath with a power-injector in 2019, and a fourth clearance in 2021 to expand vessel diameter range to 3-11 mm, implement certain changes in the Instructions for Use (“IFU”), change the recommended saline to contrast solution ratio, among other changes and improvements.

We are also routinely in discussions regarding collaborations and potential out-licenses of our lead product candidate IAG, as we prepare for an FDA New Drug Application (“NDA”) filing in the coming years (assuming we meet our study endpoints) as well as other collaborations with our TAMP platform.

For further information regarding our RenovoCath Instructions for Use please see: IFU-10004-Rev.-F-Universal-IFU.pdf.

Commercialization of RenovoCath

In recent years, we have focused our efforts primarily on progressing IAG through our ongoing Phase III TIGeR-PaC study for LAPC. As a result of the introduction of our RenovoCath device as part of the TIGeR-PaC study and the resulting unsolicited (and subsequently solicited) feedback we have received from oncologists, surgeons, and interventional radiologists indicating increased demand for targeted delivery of diagnostic and/or therapeutic agents, during the first half of 2024, we began to actively explore a new opportunity to market and sell RenovoCath as a standalone device. We launched this effort with relatively little capital outlay, and in December 2024, we announced our receipt of our first commercial purchase orders for RenovoCath devices with over ten medical institutions initiating the process for RenovoCath purchase orders, and we are in discussions with more than twenty other institutions. Moreover, we believe that the twenty cancer centers that have used RenovoCath as part of the TIGeR-PaC trial could also be potential customers for RenovoCath after completion of TIGeR-PaC enrollment later in 2025.

During 2024, we began a process of increasing production of RenovoCath devices through our U.S.-based contract manufacturing organization (known as a CMO), Medical Murray Inc. of North Barrington, IL (“Medical Murray”). In September 2024, we announced the signing of a new project work order with Medical Murray for an expanded relationship to meet anticipated demand for both our clinical and commercial efforts. To establish performance-based incentives for Medical Murray, we issued a warrant allowing them to purchase up to 709,500 shares of our common stock. This warrant vests and becomes exercisable over time in tranches and is contingent upon the achievement of specific manufacturing milestones over time.

Beyond LAPC, we believe there are many clinical applications for RenovoCath to improve targeted delivery of diagnostic and therapeutic agents. This leads us to market development opportunities that would also likely result in the launch of relatively inexpensive post-market device “registry” clinical studies and investigator-initiated clinical studies of the RenovoCath device to gather additional data to support both our clinical and commercial efforts. We are also in active discussions with many interested customers to purchase supplies of RenovoCath as well as potential distribution partners.

We believe our initial target and potentially expanded addressable markets for RenovoCath are promising based on the following assumptions: (i) pressure-mediated delivery catheters on the market today, which are analogous to RenovoCath, have an average selling price of $6,500-$8,500 per unit; (ii) approximately 7,000 initial target patients at peak market penetration; and (iii) an average of approximately 8 annual procedures per patient. In addition, we believe we can achieve deep market penetration with a small commercial team targeting the top 200 high-volume treatment centers. Based on these assumptions, we believe that our initial target market could eventually generate approximately $400 million in peak annual U.S. sales of RenovoCath as a standalone device. Moreover, expansion opportunities across other indications could create a several billion-dollar total addressable market potential for RenovoCath over time.

We plan on penetrating this market through expanding our relationships with the 200 high-volume cancer treatment centers noted above as well as networking with surgical oncologists, medical oncologists, and interventional radiologists generally. While we are currently engaging in this activity on our own, we are in discussions with potential medical device commercial partners to find the most cost-effective commercial path forward for success. Importantly, there is a current Centers for Medicare and Medicaid Services reimbursement code covering specialty pressure-mediated delivery catheters like RenovoCath, which creates incentives for hospitals to adopt more expensive technology like RenovoCath.

Figure 4: RenovoCath device.

RenovoCath Advantages

We believe that RenovoCath offers particular advantages versus the standard of care of IV systemic chemotherapy and other medical device technologies to both oncology patients and physicians which offers us competitive advantages.

RenovoCath Patient Experience		Other Patient Experience

●	20-minute infusion; approximately 90-minute outpatient procedure (shorter for subsequent procedures); 8 treatments over 4-months (2 monthly hospital visits)	●	Traditional systemic chemotherapy gemcitabine / nab-paclitaxel: 12 hospital/clinic visits over 4-month period plus overnight stays

●	Patients not put under general anesthesia (only conscious sedation for comfort)	●	Less time at home with family

●	Outpatient procedure (patients generally go home same day)	●	Systemic chemotherapy associated with days of lasting side effects

●	More time at home with family	●	Patients put under general anesthesia and/or overnight stay in hospital (with other tumor treating medical technologies)

RenovoCath Physician Experience		Other Physician Experience

●	Easy to learn and quick procedure for interventional radiologists / oncologists	●	Majority of novel interventional technologies require large sales/physician proctor effort with training courses and/or on-site support for every procedure

●	Transferable techniques utilized in liver-directed therapies resulting in fast learning curve for physicians

●	Physicians demonstrate expertise after 2-3 proctored procedures and are able to train their colleagues

Research and Development Pipeline

While the oncology field has made progress with the treatment of cancers over the past few decades, the limited effectiveness of chemotherapy accompanied by debilitating side effects remains a barrier to the success of standard of care treatment. The common objective in chemotherapy treatment innovation is to enhance the dosing of the drug, while minimizing systemic toxicity. The standard of care for most cancers is systemic (intravenous) chemotherapy, which delivers chemotherapy throughout the body.

Our proprietary TAMP therapy platform is designed to ensure precise therapeutic delivery across the arterial wall near the tumor site to bathe the target tumor, while potentially minimizing a therapy’s toxicities versus systemic intravenous therapy. Our novel approach to targeted treatment offers the potential for increased safety, tolerance, and improved efficacy. Our Phase III lead clinical development stage product candidate is IAG, a novel oncology drug-device combination product. It is being investigated under a U.S. investigational new drug application that is regulated by the FDA’s 21 CFR 312 pathway.

IAG utilizes RenovoCath, which is indicated for temporary vessel occlusion in applications including arteriography, preoperative occlusion, and chemotherapeutic drug infusion. IAG is currently being evaluated for the treatment of LAPC by the Center for Drug Evaluation and Research (the drug division of FDA) (“CDER”). The TAMP therapy platform is currently being evaluated in the Phase III TIGeR-PaC clinical trial in LAPC. Depending on our clinical progress with IAG and our RenovoCath commercial efforts, we may look to expand our development pipeline into additional cancer tumors and explore new commercial and clinical business development opportunities with our therapeutic technology. IAG received FDA Orphan Drug Designation for pancreatic cancer and bile duct cancer which provides 7 years of market exclusivity upon New Drug Application approval.

Locally Advanced Pancreatic Cancer (LAPC)

Our ongoing Phase III TIGeR-PaC clinical trial is studying the intra-arterial administration of gemcitabine to treat LAPC following stereotactic body radiation therapy (“SBRT”). The study compares the treatment of LAPC using intra-arterial delivery of gemcitabine with RenovoCath versus systemic, standard of care, IV administration of gemcitabine and nab-paclitaxel. Our protocol for TIGeR-PaC involves systemic chemotherapy and SBRT during the induction phase of the study (prior to randomization). Patients receiving SBRT during the induction phase are required to complete 5 treatments, over 5 consecutive days, and do not receive oral chemotherapy vs. previously utilized intensity-modulated radiation therapy (“IMRT”) where patients must complete 25 radiation treatments in combination with oral chemotherapy during the induction phase of the study, which takes between 35 and 56 days to complete. In December 2021, we amended our protocol and statistical analysis plan for TIGeR-PaC (the “Modified SAP”) to (i) enroll and analyze only patients receiving SBRT during the induction phase, (ii) include a second interim analysis, (iii) change the total number of patients randomized in the study to 114 with a total of, 86 events (deaths) from SBRT patients required to complete the final analysis, and (iv) repower the study from 90% to 80%. The change to the 80% power calculation aligns with common practice for clinical trials and, we believe this design will shorten the timeframe needed to complete the study, as well as significantly decrease our costs. We have not discussed the protocol amendment or the Modified SAP with the FDA, and we cannot provide any assurance that the FDA will agree with these modifications, but these modifications have been submitted to the FDA.

The first interim analysis in the Phase III TIGeR-PaC study at the 26th event (death) of the specified events, was completed in March 2023, with the Data Monitoring Committee recommending a continuation of the study. The interim analysis showed a 6-month median overall survival benefit for patients (nearly a 60% improvement) versus the study control arm and current standard of care: IV administration of gemcitabine and nab-paclitaxel (p < 0.057). Patients also had greater than 65% reduction in adverse events with RenovoCath with gemcitabine vs. standard of care.

Other Potential Clinical Indications

Beyond LAPC, we believe there are many clinical applications (Figure 5) for RenovoCath and TAMP to improve targeted delivery of diagnostic and therapeutic agents. This could lead to market development opportunities that would also likely result the inexpensive launch of post-market device “registry” clinical studies and investigator-initiated clinical studies of the RenovoCath device to gather additional data to support both our clinical and commercial efforts. We are also in active discussions with many interested customers to purchase supplies of RenovoCath as well as potential distribution partners.

Figure 5: TAMP broad market opportunity in potential target cancer tumor including locally advanced pancreatic cancer, extra-hepatic cholangiocarcinoma (eCCA), non-small cell lung cancer (NSCLC), glioblastoma and uterine tumors.

Current Treatments and Limitations of Approaches

Currently, solid tumors are typically treated using one or a combination of treatment modalities: surgery, radiation, and pharmacological therapies (chemotherapy). For solid tumors, if the tumor is detected at an early stage and is localized to the affected organ, surgical removal of the entire tumor may be an effective and potentially curative treatment. In most cases, surgery is undertaken and/or completed prior to commencing additional treatment approaches. However, multiple solid tumor types, including pancreatic cancer, are diagnosed at advanced stages, which precludes surgery as a treatment approach. In many of these circumstances, the tumor has grown into adjacent anatomical structures making surgery difficult or impossible.

IV, also known as systemic, chemotherapy is considered standard of care for most solid tumors, but limitations include less than acceptable efficacy, systemic toxicities, and other side effects. Leading chemotherapy regimens include gemcitabine and nab-paclitaxel) which has a seven-week survival benefit over IV gemcitabine alone and FOLFIRINOX.

For the treatment of some localized solid tumors, targeted trans-arterial chemoembolization (TACE) is an established first line therapy. Many companies have developed therapeutic products for use in this approach to treat tumors of the liver, uterus, and prostate. Many solid tumors have a dedicated blood supply from small blood vessels, called tumor feeder blood vessels, that branch off of larger native arteries and terminate in the tumors to provide nutrition to the tumors. A key aspect of TACE is to identify and isolate these tumor feeder blood vessels during x-ray angiography and then deliver the desired therapy including chemotherapy and embolic agents. In patients with LAPC, no tumor feeder blood vessels are visible during angiography due to the hypovascular (lack of visible blood vessels) nature of these tumors. This limitation has rendered TACE ineffective in the treatment of patients with LAPC, extra-hepatic cholangiocarcinoma (eCCA), and a subset of other solid tumors. The limitations of TACE translate to low survival rates in these tumor subtypes. The use of TACE with or without immuno-oncology treatment approaches, which harness the body’s immune system to treat cancer, has not significantly improved survival rates in these subtypes. For example, due to the inability of immune cells to reach and penetrate the tumor tissue, early studies of targeted immunotherapies in pancreatic cancer have demonstrated limited success.

Our Platform: TAMP

Hypovascular tumors might benefit the most from TAMP

Certain tumor types are sufficiently vascularized (i.e., tumors with dedicated blood vessels to enable use of standard of care systemic chemotherapy and local therapy techniques. In Figure 6, below, for example, the panel on the left depicts visualization of a hepatocellular carcinoma (“HCC”), or primary liver cancer tumor, under x-ray angiography as dye injected through the arteries reaches the tumor itself. Further, visible tumor feeder blood vessels can be reached by simple end-hole catheters or single occlusion or balloon catheters to deliver targeted therapy to these liver tumors. In contrast, the panel on the right illustrates the typical lack of tumor feeder blood vessels to pancreatic and other hypovascular tumors. Given the lack of tumor feeder blood vessels, the dye does not reach the tumor, rendering the tumor “invisible” under x-ray angiography challenging to current treatment options.

Figure 6: Showing liver tumors that are highly vascularized, and pancreatic tumors that are hypovascular.

TAMP has been under development for over 15 years

In 2009, our founder Dr. Ramtin Agah, an experienced interventional cardiologist with a degree in biomedical engineering, developed the concept for TAMP as a way to deliver chemotherapy locally to treat poorly vascularized tumors. He joined forces with Kamran Najmabadi, who brought significant medical device engineering experience, to found our company in 2009. Subsequently, we engaged a contract manufacturer to prototype and manufacture our RenovoCath delivery devices. We received our first FDA 510(k) clearance for RenovoCath in 2014, a second clearance to use the RenovoCath for infusion of chemotherapy agents in 2017, a further clearance to use RenovoCath with a power-injector in 2019, and a fourth clearance in 2021 to expand vessel diameter range to 3-11mm, and implement certain changes in the Instructions for Use, among other changes and improvements. RenovoCath is intended for the isolation of blood flow and delivery of fluids, including diagnostic and/or therapeutic agents, to selected sites in the peripheral vascular system. RenovoCath is also indicated for temporary vessel occlusion in applications including arteriography, preoperative occlusion, and chemotherapeutic drug infusion. RenovoCath is intended for general intravascular use in the peripheral vasculature in arteries 3 mm and larger as well as for use in arteries from 3 mm in diameter for vessel entry and to occlude vessels ranging between 3 mm to 11 mm in diameter. We are evaluating our lead product candidate, IAG, under an IND filed in 2018, and the FDA has determined that IAG will be regulated as, and if approved we expect will be reimbursed as, a new oncology drug product.

How it works: we developed TAMP as an attempt to solve the problems of treating hypovascular tumors

To overcome the limitations resulting from a lack of tumor feeder blood vessels, we explored a different approach to locally deliver anti-cancer drugs. By isolating a section of the blood vessel and then increasing the intravascular pressure in the isolated segment, we can introduce chemotherapy directly across the arterial wall into the surrounding tissue via pressurized diffusion, which we call Trans-Arterial Micro-Perfusion (for the acronym TAMP). To isolate the vessel and create this pressure gradient, we developed RenovoCath, a patented adjustable double balloon catheter to occlude the proximal and distal (upstream and downstream) part of the vessel. Using the TAMP technique in explanted (dissected out of the animal and used separately in a saline water bath) pig aorta and iliac arteries (peripheral arteries that carry blood to the legs, reproductive organs and pelvis), we were able to validate our hypothesis by demonstrating >99% gemcitabine pressurized diffusion across the arterial wall in the absence of feeder vessels. This mechanism of action was further supported by exploratory acute animal studies measuring the pressure gradient within the artery during double balloon occlusion. Figure 7 demonstrates the change in intra-arterial pressure over time from catheter introduction to balloon inflation, start of infusion, and pressure plateau when chemotherapy is forced across the blood vessel wall and out of the vessel. These changes in pressure are a result of pressure declining as the first balloon blocks blood inflow and then rising as the drug is administered and fills up the space between the balloons.

Figure 7: Occluding the vessel with RenovoCath, after adjusting the balloon-to-balloon distance to exclude all blood vessel branches, established an intravascular interstitial pressure in the isolated blood vessel segment of approximately 20 mmHg. With subsequent infusion of fluids between the balloons at 6 mLs/minute, the intravascular pressure increases to above 45 mmHg, trans-arterially forcing drug across the arterial wall via diffusion (this patented process of perfusing the vessel wall is Trans-Arterial Micro-Perfusion, or TAMP).

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

Developing a therapeutic platform using an adjustable two-balloon catheter

By isolating the vessel adjacent to the tumor and creating a pressure gradient across the arterial wall between the isolated vessel segment and the surrounding tissue or tumor, physicians are able to force chemotherapy across the vessel wall directly into surrounding tissue or tumor. To accomplish this, we invented and developed a minimally invasive technique to isolate the blood vessel next to the tumor, exclude any branches that can cause washout of chemotherapy away from the target, and then infuse the chemotherapy into the isolated segment to achieve pressure mediated diffusion through the vessel wall and into the tumor tissue. This was accomplished with our patented RenovoCath device. RenovoCath is a double balloon catheter designed with the capability to isolate the proximal and distal sections of the vessel through the adjustment of the distance between the balloons, thereby excluding any branching blood vessel offshoots. Using standard interventional techniques, an interventional radiologist inserts the RenovoCath device into the body through the femoral artery under x-ray fluoroscopic guidance and positions it in the artery closest to the tumor. Once the balloons are inflated and the position is confirmed, chemotherapy is delivered through the handle and exits the device between the balloons. It is forced through the vessel wall into the tissue over a 20-minute period. The RenovoCath device is depicted below in Figure 8.

Figure 8: RenovoCath device illustrating two balloon configuration to isolate the target vessel segment and chemotherapy delivery port and exit hole.

After the procedure is complete, the RenovoCath is removed from the patient and discarded. Patients are generally discharged the same day. On average, the entire procedure takes approximately 90 minutes including the 20-minute infusion. According to the ongoing Phase III TIGeR-PaC study protocol, IA treatment is administered through RenovoCath every other week for a maximum of 8 treatments for approximately 16 weeks. Interventional radiologists using the device are typically proctored for their first 2-3 cases only and then able to do procedures on their own without support from our company. In addition, platform training for our primary indication should transfer to other indications.

First Product Candidate for LAPC: IAG

Disease Overview

According to the American Cancer Society’s Cancer Facts & Figures 2024 and PanCAN, respectively, pancreatic cancer has a 5-year all stages combined relative survival rate of 13% (Stages I-IV) and is on track to be the second leading cause of cancer-related deaths before 2030. LAPC is diagnosed when the disease has not spread far beyond the pancreas, however, has advanced to the point where it cannot be surgically removed. LAPC is typically associated with patients in Stage 3 of the disease as determined by the TNM (tumor, nodes and metastasis) grading system.

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

Chemotherapy is at the forefront of systemic therapy for cancer. It can be used in the neoadjuvant (before surgery) setting to attempt to decrease tumor size in resectable or borderline resectable patients, in the adjuvant (after surgery) setting, or first line in the metastatic/advanced setting. The backbone drug of our first product candidate, gemcitabine, is a nucleoside metabolic inhibitor that exhibits antitumor activity by blocking the synthesis of new DNA, which results in cell death. Gemcitabine administered systemically as an IV infusion has an established role in the treatment of all stages of cancer including resectable, unresectable LAPC, and metastatic pancreatic cancer. Since its introduction in the U.S. as Gemzar® (gemcitabine for injection) in 1996 with an FDA approved indication as such, it remains in the guidelines as standard of care. It has been demonstrated to provide clinical benefit for subjects (decreased pain and improved performance status) as well as to improve the time to tumor progression and survival for subjects with metastatic pancreatic cancer and LAPC. However, major improvement in the survival curve of all pancreatic cancer subjects has been a clinical challenge, with an average median survival time for LAPC stalled at 12-18.8 months from time of diagnosis even with newer drug combinations.

A key limitation of conventional chemotherapy in these tumors can be attributed to their hypovascular nature and desmoplasia (fibrosis or the growth of scar tissue) that impedes drugs reaching the tumor cells. Pancreatic tumor cells have a thick and poorly perfused stroma, or connective tissue, and high interstitial pressure. This can potentially constrict blood vessels leading to a hypovascular environment that impedes chemotherapy from reaching tumor cells in high enough volume, rendering them relatively resistant to chemotherapy.

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

A major focus of clinicians is determining the optimal method to treat patients with LAPC, patients with localized disease who are not surgical candidates, roughly 30% of all pancreatic cancer patients. IV, or systemic, administration of chemotherapy has yielded unsatisfactory results in these patients. Various localized treatments have included high dose local radiation, direct attempts at local injection of drugs, and use of adenoviral vectors to deliver toxic agents. These treatment options have demonstrated limited success in the treatment of LAPC. The lack of successful treatment options represents a recognized unmet medical need for this patient population.

Standard of care chemotherapy for the treatment of pancreatic cancer has historically shifted a couple of times with the addition of erlotinib to gemcitabine 15 years ago resulting in a 14-day survival benefit. In 2013, the addition of Abraxane (nab-paclitaxel) to gemcitabine was approved, with immediate deep market penetration based on an 8-week survival benefit despite higher systemic drug toxicities.

Our Solution

We believe that our lead investigational drug-device combination product candidate, which we refer to as IAG, using the TAMP therapy platform and the RenovoCath device has the potential to address the recognized unmet medical need. Utilizing our patented TAMP therapy platform, we believe IAG can enhance local drug concentration, thereby increasing efficacy and decreasing systemic exposure and toxicity to improve patient outcomes. IAG is regulated by the FDA, and if approved we expect will be reimbursed as a new oncology drug product.

Based on primary market research and analysis of the U.S. market sponsored by us and conducted by third parties, we believe that over 5,5000 patients per year would be excellent candidates and undergo TAMP treatment once it is approved in the U.S. The independent oncologists interviewed stated their dissatisfaction with the current standard of care and the strong desire for a therapy like ours to extend potential survival while maintaining quality of life. Further, the analysis suggests, based on analogous oncology drugs with only a modest efficacy benefit, a novel drug can expect 50-80%+ penetration in a first line setting. The results of the Key Opinion Leader, or KOL interviews revealed that a majority of oncologists would refer 90%+ of their LAPC patients who are eligible for the procedure for TAMP if the current Phase III trial demonstrates at least a 4-month survival benefit over systemic chemotherapy.

The first interim analysis in the Phase III TIGeR-PaC study at the 26th event (death) of the specified events, was completed in March 2023, with the Data Monitoring Committee recommending a continuation of the study. The interim analysis showed a 6-month median overall survival benefit for patients (nearly a 60% improvement) versus the study control arm and current standard of care: IV administration of gemcitabine and nab-paclitaxel (p < 0.057). Patients also had greater than 65% reduction in adverse events with RenovoCath with gemcitabine vs. standard of care.

As noted above, the timing required to analyze the data after the 52nd event is expected to take several months and includes a full review with recommendations by the TIGeR-PaC Data Monitoring Committee. We currently anticipate the 52nd event to occur during the second quarter of 2025. The key recommendation from the Data Monitoring Committee on whether or not to continue the study based on the data reviewed is expected to be announced in the second half of 2025.

Positive Early-Stage Clinical Data Published in International Peer-Reviewed Journal, The Oncologist®

In July 2024, we announced that positive early-stage clinical data relating to the TAMP therapy platform in the international peer-reviewed journal, The Oncologist. The Oncologist is an international peer-reviewed journal for practicing oncologists and hematologists. It is dedicated to translating the latest research developments into the best multidimensional care for cancer patients and is committed to helping physicians excel in this ever-expanding environment through the publication of timely reviews, original studies, and commentaries on important developments.

The scholarly article, titled “Treatment of Locally Advanced Pancreatic Cancer (LAPC) Using Localized Trans-Arterial Micro Perfusion (TAMP) of Gemcitabine: Combined Analysis of RR1 and RR2,” is a publication of early-stage clinical data, primarily procedure safety, overall survival (OS), and evaluation of factors associated with OS, in LAPC patients undergoing TAMP from the foundational studies we have previously conducted. The studies included the intra-arterial administration of gemcitabine utilizing the TAMP read in an early Phase I/II dose escalation safety study (RR1) and acquired data from a post-marketing post-treatment observational registry study (RR2). The lead author, Hassan Hatoum, MD, is an oncologist and hematologist at the University of Oklahoma Health Sciences Center.

TAMP is designed to bypass traditional systemic delivery methods to provide precise drug-delivery through the artery near the tumor site to bathe the target tumor in chemotherapy. This approach creates the potential to minimize systemic toxicities. The RR1 and RR2 foundational studies investigated an unmet medical need for a more effective locoregional LAPC therapy to improve survival and increase resectability of the cancer.

For purposes of this publication, data from RR1 and RR2 were pooled. The aims of the analysis were to assess TAMP procedure safety, OS, and evaluate factors associated with OS. The median OS for the 35 evaluable patients with LAPC disease was 12.6 months, TAMP-delivered chemotherapy in LAPC patients with prior radiation was associated with significantly longer OS (27.1 months) compared to prior systemic chemotherapy (14.6 months) or no prior treatment (7.0 months). The most common side effects were gastrointestinal-related (abdominal pain, emesis, and vomiting); the most common Grade 3 toxicity was sepsis. Study results concluded that treatment with TAMP-mediated drug-delivery in patients with LAPC is potentially safe, feasible, and provides several potential clinical benefits.

TIGeR-PaC Phase III Trial (RR3)

With inclusion of data from prior of completed clinical an registry studies within the IND submission package, FDA permitted us to proceed with the Phase III TIGeR-PaC trial in February 2018 comparing TAMP with IA gemcitabine (IAG) to standard of care. In the FDA pre-IND meeting, the FDA confirmed the study design and endpoints and indicated that this Phase III study should result in New Drug Application approval if successful. In April 2018, we obtained Orphan Drug Designation for the use of our first clinical development stage product candidate, IAG in patients with pancreatic cancer. Depending on the progress of the trial and the potential observed benefit of our first product candidate, we will evaluate submitting a request to the FDA for Breakthrough Therapy Designation.

The primary endpoint of the study is overall survival, from time of randomization until death. Secondary endpoints include but are not limited to progression free survival and quality of life questionnaire results. The study is a multi-center, open-label, randomized active-controlled study of subjects with locally advanced pancreatic adenocarcinoma which is unresectable according to NCCN guidelines. The study is currently enrolling patients in the U.S.

The study design is as follows: all patients receive an approximate four-month induction phase of IV chemotherapy and radiation (SBRT per December 2021 amendment) prior to randomizing to 4 cycles (8 treatments) of TAMP or 4 cycles of continuation of IV chemotherapy., and follow-up until death. In March of 2024 we amended the protocol to extend the duration of follow-up from 3.5 years post-randomization to 5 years post-randomization.

A study flowchart is shown below (see Figure 9). Subjects with stable or responding disease after induction therapy and who are not surgical candidates will then be randomized 1:1.

Figure 9: TIGeR-PaC Study Flowchart. All subjects undergo a 4-month induction phase that includes IV gemcitabine + Abraxane (nab-paclitaxel) and radiation therapy. If the subjects are stable with LAPC post-induction, they are randomized 1:1 into control group (IV gemcitabine + Abraxane) versus treatment group (IA gemcitabine via TAMP therapy). Subjects are then administered continuation therapy until disease progression and followed through survival.

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

A pharmacokinetic data abstract was presented at ASCO GI 2025 in January 2025 by TIGeR-PaC Phase III clinical trial Investigator, Paula Novelli, MD, from the University of Pittsburgh Medical Center. The sub-study of the pivotal Phase III TIGeR-PaC clinical trial offers insight that supports the potential effectiveness of our TAMP therapy platform in locally advanced pancreatic cancer. Of the 16 patients analyzed in this sub-study, 11 patients received intra-arterial gemcitabine via TAMP, and 5 patients received treatment via intravenous gemcitabine. Peak plasma gemcitabine concentrations were monitored in patients. Concentrations were lower with TAMP treatment despite a 50% higher drug concentration during infusion (1000 mg/m2 over 20 minutes vs 30 minutes for intravenous gemcitabine. Results of the sub-study showed our intra-arterial delivery of gemcitabine via TAMP approach to drug delivery via TAMP decreased systemic levels of gemcitabine versus standard of care. In addition to providing increased local drug potency, the intra-arterial delivery of gemcitabine via TAMP approach may also be beneficial to decreasing gemcitabine-related systemic side effects. TAMP is designed to ensure precise therapeutic delivery across the arterial wall near the tumor site to bathe the target tumor, while potentially minimizing a therapy’s toxicities versus systemic intravenous therapy.

Broad Potential Market Opportunity for TAMP in Target Cancers

Beyond IAG, and depending our IAG progress and the progress of our RenovoCath commercial efforts, we may also evaluate RenovoCath with gemcitabine and other agents via TAMP as potential therapies in other indications.

Figure 10: TAMP broad market opportunity in potential target cancers tumors including locally advanced pancreatic cancer, extra-hepatic cholangiocarcinoma (eCCA), non-small cell lung cancer (NSCLC), glioblastoma and uterine tumors.

Intellectual Property (IP)

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

Our intellectual property protection stems from several issued device and method patents on our RenovoCath device that optimizes delivery of the anti-cancer drug and the TAMP therapy platform. Our issued patents also provide exclusivity as it relates to utilizing RenovoCath with anti-cancer drugs.

We have developed and patented targeted combination therapies to improve therapeutic outcomes for cancer patients undergoing treatment. Our proprietary TAMP therapy platform enables physicians to isolate segments of the vascular anatomy closest to tumors and force chemotherapy across the blood vessel wall to bathe these difficult-to-reach solid tumors while minimizing the therapy’s toxicities versus systemic, e.g., intravenous therapy. This therapy may include pre-treatment of the local blood vessels and tissue with radiation therapy to decrease chemotherapy washout. TAMP may be performed using a dual-occlusion catheter system (e.g., the RenovoCath device) to control the application of a therapeutic agent to vascular regions to optimize drug concentrations. We hold a strong IP portfolio with 19 issued or allowed patents and 11 pending patents. In December 2025, we published a new international patent application for its TAMP therapy platform to expand our patent portfolio. We already holds strong IP including coverage of our proprietary TAMP therapy platform and RenovoCath device, with 9 issued or allowed and 5 pending U.S. patents, and 10 issued and 6 pending patents outside of the U.S., including our international application published in 2024. We continue to explore additional opportunities to further bolster our intellectual property position, and if granted, our current applications would provide patent protection through 2043. The table below describes our issued patents, all of which have been assigned to us.

Family	App. No. Filing Date	Type of Patent Protection	Patent Focus	Patent #	Estimated Expiration**
Dual Balloon Methods and Apparatuses	12/958711 Filed: 12/2/2010	US Utility patent	Methods: isolating splenic artery with 2 balloons (sliding inner catheter)	US8,821,476	January 25, 2033
Dual Balloon Methods and Apparatuses	14/870833 Filed: 9/30/2015	US Utility patent	Apparatus: 2 balloons, seal to isolate lumen, and infusion aperture	US9,463,304	December 2, 2030
Dual Balloon Methods and Apparatuses	14/293603 Filed: 6/2/2014	US Utility patent	Apparatus: 2 balloons (sliding inner catheter), 2 ports for fluid handling	US9,457,171	April 16, 2031
Dual Balloon Methods and Apparatuses	15/351922 Filed: 11/15/2016	US Utility patent	Kits for chemotherapy including catheter with 2 balloons, an infusion aperture and 2 ports	US10,512,761	April 16, 2031
Dual Balloon Methods and Apparatuses	108351107 Filed: 12/2/2010	E.U. Utility patent, nationalized in BE, CH, DE, ES, FR, GB, IE, IT and NL	A two occlusion element, adjustable delivery apparatus having inner and outer catheter, seal to isolate lumen	EU 2506913	December 2, 2030
Side Branch Isolation Device and Methods	14/958428 Filed: 12/3/2015	US Utility patent	Apparatuses and Methods: 3 balloon catheters for isolating side branches	US10,099,040	December 3, 2035
Trans-Arterial Micro-Perfusion (TAMP)	15/807011 Filed: 11/8/2017	US Utility patent	Methods delivering radiation to devascularize then TAMP	U.S., 10,695,543	August 28, 2038
Dual Balloon Methods and Apparatuses	18/149649 Filed: 1/3/2023	US Utility patent (Pending application)	Methods of treating bile duct	PENDING	December 2, 2030
Trans-Arterial Micro-Perfusion (TAMP)	16/685974 Filed: 11/15/2019	US Utility patent (Pending application)	Devascularization in conjunction with TAMP	US11,052,224	November 8, 2037
Dual Balloon Methods and Apparatuses	IN 1632MUMNP2012 Filed: 12/2/2010	IN Utility patent (Pending application)	A two occlusion element, adjustable delivery apparatus having inner and outer catheter, seal to isolate lumen	PENDING	December 2, 2030
Trans-Arterial Micro-Perfusion (TAMP)	CN 2018800033529 Filed: 5/18/2018	CN Utility patent (Pending application)	Devascularization in conjunction with TAMP	PENDING	November 8, 2037*
Trans-Arterial Micro-Perfusion (TAMP)	EP 187315908 Filed: 5/18/2018	EP Utility patent (Pending application)	Devascularization in conjunction with TAMP	PENDING	November 8, 2037*
Trans-Arterial Micro-Perfusion (TAMP)	JP 2020514151 Filed: 5/18/2018	JP Utility patent (Pending application)	Devascularization in conjunction with TAMP	PENDING	November 8, 2037*
Trans-Arterial Micro-Perfusion (TAMP)	17/315220 Filed: 5/7/2021	US Utility patent (Pending application)	Devascularization in conjunction with TAMP	ALLOWED	November 8, 2037*
Trans-Arterial Micro-Perfusion (TAMP)	17/367046 Filed: 7/2/21	US Utility patent (Pending application)	Devascularization in conjunction with TAMP	PENDING	November 8, 2037*
Dual Balloon Methods and Apparatuses	17/558577 Filed: 12/21/2021	US Utility patent (Pending application)	Methods of treating bile duct	US11,541,211	December 2, 2030
Improved Dual Balloon Methods and Apparatuses	18/184620 Filed: 3/15/2023	US Utility patent (Pending application)	Dual occlusion catheter systems	PENDING	March 15, 2043*
Microvascular Delivery of Materials	PCT/US2023/037221 Filed: 11/13/2023	International PCT application (Pending application)	Methods and devices for delivering agent through Vasa Vasorum	PENDING	N/A
Microvascular Delivery of Materials	JP 2024559262	JP Utility patent (Pending application)	Methods and devices for delivering agent through Vasa Vasorum	PENDING	November 13, 2043*
Microvascular Delivery of Materials	63647986	JP Utility patent (Pending application)	Methods and Apparatuses for delivering agent through Vasa Vasorum of a Vein	PENDING	N/A
Catheters with adjustable spacing	63710007	US pending provisional patent Necessary to FTOana	Adjustable duel-occlusion catheters	PENDING	N/A

* Predicted earliest expiration date. The actual expiration date will depend on factors related to patent prosecution and issuance.

** Estimated expiration dates assume all maintenance fees are paid.

Orphan drug designation provides seven years post-approval market exclusivity protection. Gemcitabine is generic; however, we have exclusivity for the IA route of administration. IAG is regulated by the FDA as a new oncology drug product. We intend to make IA gemcitabine and RenovoCath available as a combined product and not to make either component available separately. Once approved, we will have exclusivity over the use of IA gemcitabine as it will be approved by the FDA in combination with RenovoCath.

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

Manufacturing and Supply

For the catheter component of IAG, as well as for standalone RenovoCath supply for our commercial efforts, we currently rely on a single-source contract manufacturer, Medical Murray, North Barrington, IL. However, we engaged with an additional manufacturer as a backup supplier. We are subject to regulatory requirements of the FDA’s Quality System Regulation (QSR), for medical devices sold in the United States We have an agreement in place with Medical Murray to produce the RenovoCath through October 2024 with automatic annual renewal until termination by either party with 12 months’ notice. While we believe Medical Murray has the capabilities to scale RenovoCath production to peak forecasted commercial volumes, manufacturing can be transferred to additional vendors if needed.

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

Within our TIGeR-PaC Phase III trial, hospitals are sourcing generic gemcitabine labeled for IV use from their respective pharmacies to use in conjunction with the RenovoCath for the TAMP procedures. In the commercial setting, we expect to rely on contract manufacturing organizations for gemcitabine production, relabeling and co-packaging with the RenovoCath. The formulation of gemcitabine used in the TIGeR-PaC Phase III trial and in the commercial setting will be identical, however, the commercial labeling of gemcitabine will be IA gemcitabine post-approval to be used exclusively in conjunction with RenovoCath.

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

United States Regulatory Environment

In the U.S., the FDA regulates drug and device products, including combination, under the Federal Food, Drug, and Cosmetic Act (“FDCA”), and its implementing regulations. IAG is subject to FDA regulation in 21 CFR 3.2(e) as a combination product, which means it is composed of both a drug component and device component. Each component of a combination product is subject to the requirements established by FDA for that type of component and if marketed individually, each component would be subject to different regulatory pathways and reviewed by different centers within the FDA. In addition to our RenovoCath device, we are also evaluating our novel Phase III drug-device combination product candidate. It is being investigated under a U.S. investigational new drug application that is regulated by the FDA’s 21 CFR 312 pathway. The intra-arterial infusion of chemotherapy, gemcitabine, utilizing the RenovoCath device is currently being evaluated for the treatment of locally advanced pancreatic cancer (LAPC) by CDER.

Our combination product candidate, IAG, which is enabled the RenovoCath device, is currently under investigation and has not been approved for commercial sale. RenovoCath with gemcitabine received Orphan Drug Designation for pancreatic cancer and bile duct cancer, which provides 7 years of market exclusivity upon NDA approval by the FDA.

In the case of IAG, the primary mode of action is attributable to the drug component of the product, which means that CDER, has primary jurisdiction over its pre-market development and review. The underlying RenovoCath drug delivery device used in our clinical development stage product candidate has been separately cleared by CDRH as a standalone Class II medical device and not in combination of a specific drug product or part of a prepackaged combination product for the isolation of blood flow and delivery of fluids, including diagnostic and/or therapeutic agents, to selected sites in the peripheral vascular system. RenovoCath is also indicated for temporary vessel occlusion in applications including arteriography, preoperative occlusion, and chemotherapeutic drug infusion. The RenovoCath is intended for general intravascular use in the peripheral vasculature in arteries 3mm and larger. The RenovoCath is intended for use in arteries from 3mm in diameter for vessel entry and to occlude vessels ranging between 3mm to 11mm in diameter.

The process required by the FDA before drug product candidates, including drug-led combination products, may be marketed in the United States generally involves the following:

●	completion of extensive preclinical laboratory tests and animal studies, all performed in accordance with the FDA’s Good Laboratory Practice, or GLP, regulations;

●	submission of an investigational new drug (IND) application, which must become effective before human clinical trials may begin and must be updated periodically;

●	performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the product candidate for each proposed indication;

●	submission of a new drug application (NDA) after completion of all registrational or pivotal clinical trials;

●	satisfactory completion of an FDA pre-approval inspection of the manufacturing facilities at which the product is produced and tested to assess compliance with current good manufacturing practices (cGMP) regulations; and

●	FDA review and approval of the NDA prior to any commercial marketing or sale of the drug in the United States.

The development and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approvals for our product will be granted on a timely basis, if at all.

Clinical Trials

For purposes of NDA submission and approval, clinical trials are typically conducted in the following sequential phases, which may overlap:

●	Phase I Clinical Trials. Studies are initially conducted in a limited population to test the product candidate for safety, dose tolerance, absorption, distribution, metabolism and excretion, typically in healthy humans, but in some cases in patients.

●	Phase II Clinical Trials. Studies are generally conducted in a limited patient population to identify possible adverse effects and safety risks, explore the initial efficacy of the product for specific targeted indications and to determine dose range or pharmacodynamics. Multiple Phase II clinical trials may be conducted by the sponsor to obtain information prior to beginning larger and more expensive Phase III clinical trials.

●	Phase III Clinical Trials. These are commonly referred to as pivotal studies. When Phase II evaluations demonstrate that a dose range of the product is effective and has an acceptable safety profile, Phase III clinical trials are undertaken in large patient populations to further evaluate dosage, provide substantial evidence of clinical efficacy and further test for safety in an expanded and diverse patient population at multiple, geographically dispersed clinical trial centers.

●	Phase IV Clinical Trials. The FDA may approve an NDA for a product candidate but require that the sponsor conduct additional clinical trials to further assess the drug after NDA approval under a post-approval commitment. In addition, a sponsor may decide to conduct additional clinical trials after the FDA has approved an NDA. Post-approval trials are typically referred to as Phase IV clinical trials.

New Drug Applications (NDAs)

The results of drug development, preclinical studies and clinical trials are submitted to the FDA as part of an NDA. NDAs also must contain extensive chemistry, manufacturing and control information. An NDA must be accompanied by a significant user fee, which may be waived in certain circumstances. Once the submission has been accepted for filing, the FDA’s goal is to review applications within ten months of submission or, if the application relates to an unmet medical need in a serious or life-threatening indication, six months from submission. The review process is often significantly extended by FDA requests for additional information or clarification. The FDA may refer the application to an advisory committee for review, evaluation and recommendation as to whether the application should be approved. For new oncology products, the FDA will often solicit an opinion from an Oncologic Drugs Advisory Committee, or ODAC, a panel of expert authorities knowledgeable in the fields of general oncology, pediatric oncology, hematologic oncology, immunologic oncology, biostatistics, and other related professions. The ODAC panel reviews and evaluates data concerning the safety and effectiveness of marketed and investigational human drug products for use in the treatment of cancer and makes appropriate recommendations to the Commissioner of Food and Drugs. The FDA is not bound by the recommendation of an advisory committee.

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

The NDA review process for drug-led combination includes a review of the device constituent. In this case, the device constituent for IAG is RenovoCath, which is cleared by the FDA.

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

We have received orphan drug designations for IAG for pancreatic cancer and cholangiocarcinoma.

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

Under the FDCA, medical devices are classified into one of three classes – Class I, Class II or Class III – depending on the degree of risk associated with each medical device and the extent of manufacturer and regulatory control needed to ensure its safety and effectiveness. The RenovoCath catheter is classified as a Class II device.

Class II devices are those that are subject to the general controls and special controls, as deemed necessary by the FDA to ensure the safety and effectiveness of the device. These special controls can include performance standards, patient registries, FDA guidance documents, and post-market surveillance. Most Class II devices are subject to premarket review and clearance by the FDA. Premarket review and clearance by the FDA for Class II devices is accomplished through the 510(k) premarket notification process. The RenovoCath device received initial 510(k) clearance by FDA in 2014.

The 510(k) Clearance Process

Under the 510(k) process, the manufacturer must submit to the FDA a premarket notification, demonstrating that the device is “substantially equivalent,” as defined in the statute, to a legally marketed predicate device. A predicate device is a legally marketed device that is not subject to premarket approval, i.e., a device that was legally marketed prior to May 28, 1976 (pre-amendments device) and for which a PMA is not required, a device that has been reclassified from Class III to Class II or I, or a device that was previously found substantially equivalent through the 510(k) process. The FDA’s 510(k) clearance process usually takes from three to 12 months but may take longer. The FDA may require additional information, including clinical data, to make a determination regarding substantial equivalence. In addition, FDA collects user fees for certain medical device submissions and annual fees and for medical device establishments.

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

Foreign Regulatory Environment

If we seek to market IAG in foreign jurisdictions, we could become subject to a variety of foreign regulations regarding development, approval, commercial sales, and distribution of our products in addition to regulations in the United States. Whether or not we obtain FDA approval for a product, we must obtain the necessary approvals by the regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country and can involve additional product testing and additional review periods. The review process may take longer or shorter than that required to obtain FDA approval. The requirements governing, among other things, the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others. If we fail to comply with applicable foreign regulatory requirements, we may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions, and/or criminal prosecution.

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

Coverage and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any product or product candidate for which we are developing or commercializing. Sales in the U.S. will depend, in part, on the availability of sufficient coverage and adequate reimbursement from third-party payors, which include government health programs such as Medicare, Medicaid, TRICARE and the Veterans Administration, as well as managed care organizations and private health insurers. Prices at which we or our customers seek reimbursement for our product candidates can be subject to challenge, reduction or denial by third-party payors.

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

We are developing a new drug product, which is IA gemcitabine delivered via the proprietary RenovoCath device (IAG). If the drug is approved, it is expected to be sold together with the catheter used to administer the drug in the National Drug Code (NDC) created when the drug receives FDA approval. The reimbursement pathway involves separate payments for the drug product and for the occlusion procedure to administer it. As to the latter, it is anticipated that the procedure is accurately described by an existing code with existing payment levels. Given the expectation that the drug will be a novel, non-generic drug, a unique code and payment based on pricing information for the product should be established.

For the reasons discussed above, we believe there is a clear path to reimbursement for IAG and its related procedure in both the hospital outpatient and physician office settings (which may include freestanding entities such as catheterization laboratories). As is typical for a product still in clinical development, it is difficult to predict whether there would be any Medicare coverage obstacles, which there usually are not for FDA approved drugs being used for on-label use. We believe the most important step we can take to enhance reimbursement for our products is the development of published peer-reviewed clinical literature supporting their clinical benefit. While we may also explore commercial opportunities to sell RenovoCath as a standalone catheter, which would require its own insurance reimbursement arrangements.

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

Many companies are active in the oncology market both in terms of commercially marketed products and products in development that could potentially compete with our products and product candidates for the treatment of solid tumors. Any product candidates that we successfully develop and commercialize may compete directly with approved and/or new therapies that may be approved in the future. Our competitors may also obtain FDA or foreign regulatory approval for their products more rapidly than we may obtain approval for our product candidates, which could result in our competitors establishing a strong market position prior to us entering the market. Key competitive factors affecting the success of our product candidates, if approved, are likely to be their safety, efficacy, convenience, price, and the availability of reimbursement from government and other third-party payors. Many companies are developing new therapeutics, and we cannot predict what the standard of care will be as our product candidate progresses through clinical development.

Novocure’s PANOVA-3 study evaluating Tumor Treating Fields (TTFields) in unresectable, locally advanced pancreatic adenocarcinoma concomitantly with intravenous gemcitabine and nab-paclitaxel as a first-line treatment achieved its primary endpoint of overall survival with a 2.04-month median overall survival difference compared to chemotherapy alone.1 FibroGen’s locally advanced pancreatic cancer phase 3 did not reach its primary endpoint, failing to show an improvement in survival.2  We are aware of a number of companies in Phase I and Phase II clinical trials for the treatment of LAPC including one interventional company, TriSalus Life Sciences, as well as an upcoming ablative radiation study in locally advanced pancreatic cancer.

1 https://www.onclive.com/view/tumor-treating-fields-plus-chemotherapy-improves-os-in-unresectable-pancreatic-cancer

2 https://investor.fibrogen.com/news-releases/news-release-details/fibrogen-announces-topline-results-two-late-stage-pamrevlumab

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

Employees and Human Capital Resources

As of the date of this Report, we have ten employees. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We focus on employee engagement and believe our relationship with our employees is good. We have 11 key consultants in the areas of quality, regulatory, finance, legal, clinical, and marketing.

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

Facilities

In October 2024, we entered into a lease agreement for approximately 1,900 rentable square feet of office space as our administrative headquarters at 2570 West El Camino Real, Suite 320, Mountain View, CA 94040. The term of the lease began on December 1, 2024 and is scheduled to terminate on November 30, 2027. We believe that our facility is adequate for our current operations and purposes, and that suitable additional or alternative space will be available in the future on commercially reasonable terms, if required.

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

Risk Factors Summary

The following is a summary of principal factors and uncertainties that make investing in shares of our common stock risky and impact our ability to execute on our business strategy. This summary is not exhaustive, and readers are therefore encouraged to review this Risk Factors section in its entirety.

●	We have no drug/device combination products approved for commercial sale, only limited experience as a company in the commercialization of standalone medical devices and no operating history as a revenue generating company. These factors make it difficult to evaluate our current business and predict our future success and viability.

●	We have incurred significant net losses in each period since inception, and we expect to continue to incur net losses until we receive FDA approval for our product candidate or until our commercial strategy for RenovoCath generates sufficient revenues.

●	We are executing on a commercial strategy for selling our RenovoCath device on a standalone basis, which is a new activity for our company and subject to significant inherent risks.

●

Our estimates of total addressable market, potential revenues and similar metrics related to our commercialization efforts for RenovoCath may prove inaccurate, particularly given that our commercialization efforts are relatively new and are evolving.

●

Revenue recognition from our RenovoCath commercialization activities could be complex and uncertain. We may also be required to defer recognition of revenues under policies which we develop. Our inability to properly recognize revenue could have a material adverse effect on our estimates of our future revenue performance and on our actual financial results.

●	Our revenues and results of operations may be difficult to predict and may fluctuate from quarter to quarter, which could adversely affect our business and the market price of our common stock.

●	We will need to raise substantial additional capital to both develop and commercialize IAG (assuming FDA approval) and to separately engage in sales and marketing activities for RenovoCath as a standalone device. Our failure to obtain funding when needed (even following this offering) may force us to delay, reduce or eliminate our product development programs, commercial efforts or collaboration efforts. Moreover, if we do not obtain adequate and timely funding, we may not be able to continue as a going concern.

●	We may consider strategic alternatives in order to maximize stockholder value, including financing, strategic alliances, and licensing arrangements. We may not be able to identify or consummate any suitable strategic alternatives and any consummated strategic alternatives may not be successful.

●	Our product candidates’ commercial viability remains subject to current and future preclinical studies, clinical trials (notably our Phase III TIGeR-PaC study), regulatory approvals, and the risks generally inherent in the development of a pharmaceutical product candidate. If we are unable to successfully advance or develop our product candidates, our business will be materially harmed.

●

As our ongoing TIGeR-PaC study is our most advanced clinical trial to date, the failure of the study to achieve results conducive to progressing the study or filing and receiving NDA approval would cause our company significant harm.

●	If we do not achieve our projected development goals in the timeframes we announce and expect, our stock price may decline.

●	Our product candidates may exhibit undesirable side effects when used alone or in combination with other approved pharmaceutical products or investigational new drugs, which may delay or preclude further development or regulatory approval or limit their use if approved.

●	If the results of preclinical studies or clinical trials for our product candidates are negative, we could be delayed or precluded from the further development or commercialization of our product candidates, which could materially harm our business.

●	If we are unable to satisfy regulatory requirements, we may not be able to commercialize our product candidates.

●	If our product candidates are unable to compete effectively with marketed drugs targeting similar indications as our product candidates, our commercial opportunity will be reduced or eliminated.

●	We may delay or terminate the development of our product candidates at any time if we believe the perceived market or commercial opportunity does not justify further investment, which could materially harm our business.

●	Our future success depends on our ability to retain our key personnel and to attract, retain, and motivate qualified personnel, especially in light of an acute workforce shortage and hyper-competitive compensation environment.

●	If we are unable to protect our intellectual property effectively, we may be unable to prevent third parties from using our technologies, which would impair our competitive advantage.

●	The patents issued to us may not be broad enough to provide any meaningful protection, one or more of our competitors may develop more effective technologies, designs, or methods without infringing our intellectual property rights and one or more of our competitors may design around our proprietary technologies.

●	The market price of our common stock may be volatile and fluctuate substantially, which could result in substantial losses for our investors.

●	If we fail to maintain compliance with or meet all applicable Nasdaq requirements, we could be delisted from Nasdaq, which would seriously harm the liquidity of our stock and our ability to raise capital.

Risks Related to Our Business, Financial Condition and Capital Requirements

We have no drug/device combination products approved for commercial sale, only limited experience as a company in the commercialization of standalone medical devices and no operating history as a revenue generating company. These factors make it difficult to evaluate our current business and predict our future success and viability.

We are a clinical stage biopharmaceutical company who is also executing on a new relatively new commercial strategy to sell our device on a standalone basis alongside our efforts to gain regulatory approval for our lead drug/device combination product. We have no drug/device combination products approved for commercial sale and are only at the beginning stages of generating any revenue from sales of our device on a standalone basis. We have no operating history as a revenue generating company, and the commercial prospects for our novel therapy platform (either as part of an approved drug/device combination product or whether sold as a standalone product) are unproven, uncertain and involve a substantial degree of risk.

Our first drug/device product candidate consists of IA gemcitabine in combination with RenovoCath (which we call IAG). The FDA has determined that IAG will be regulated as, and if approved we expect will be reimbursed as, a new oncology drug product. To date, we have not obtained marketing approval for IAG or any other drug/device combination product candidates, manufactured a commercial scale of our lead or any other drug/device product or arranged for a third-party to do so on our behalf, or conducted sales and marketing activities necessary for successful post FDA-approval product commercialization.

Alongside our Phase III clinical activities related to IAG, in 2024 we commenced efforts to commercialize our FDA-approved RenovoCath device on a standalone basis. Our commercialization efforts for RenovoCath are relatively new and evolving and we presently have very little operating experience in this business model.

These factors make any assessment of our future success and viability subject to significant uncertainty. As a result, it may be more difficult for investors to accurately predict our likelihood of success and viability than it could be if we had a more mature operating history.

We will encounter expenses, difficulties, complications, delays, and other known and unknown factors and risks frequently experienced by clinical stage biopharmaceutical or early commercial stage medical device companies in rapidly evolving and competitive fields. We are also transitioning from a company with a research and clinical development focus to a company capable of supporting commercial activities. We have not yet demonstrated an ability to successfully overcome such risks and difficulties, or to make such a transition. If we do not adequately address these risks and difficulties or successfully make such a transition, our business will suffer.

We have incurred significant net losses in each period since inception, and we expect to continue to incur net losses until we receive FDA approval for our product candidate or until our commercial strategy for RenovoCath generates sufficient revenues.

We are a clinical stage, currently pre-revenue company and have incurred significant losses since our formation. As of December 31, 2024, we have an accumulated deficit of approximately $50.2 million. For the fiscal years ended December 31, 2024 and 2023, we had net losses of approximately $8.8 million and $10.2 million, respectively. To date, we have experienced negative cash flow from the development of our drug/device product candidate, our platform technology, TAMP, and our RenovoCath delivery system. We have generated minimal revenue from operations, and we expect to incur net losses until we receive FDA approval for our product candidate or until our commercial strategy for RenovoCath generates sufficient revenues. Because of the numerous risks and uncertainties associated with developing and commercializing our product candidate or our device commercial strategy, we are unable to predict the extent of any future losses or when we will attain profitability, if ever. Investors in our securities must carefully consider the substantial challenges, risks and uncertainties inherent in the business plans. We may never receive regulatory approval for our product candidate and we may never successfully commercialize RenovoCath, and if we are unable to do so, our business could fail.

On the clinical development side of our business, our product candidates will require substantial additional development time and resources before we will be able to receive regulatory approvals, if any, and, if approved, to begin generating revenue from product sales. As a result, we expect that will be several years, if ever, before we receive approval to commercialize a drug/device product and generate revenue from such product. Even if we succeed in receiving marketing approval for and commercializing one or more of our drug/device product candidates, we expect that we will continue to incur substantial expenses and operating losses. The amount of our future net losses will depend, in part, on the level of our future expenditure and revenue. Moreover, our net losses may fluctuate significantly from quarter to quarter and year to year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance. If we are unable to generate significant revenue or attain profitability, we will not be able to sustain operations.

With respect to the clinical development aspect of our business, we anticipate that our expenses will increase substantially if and as we:

●	continue our research and discovery activities;

●	continue the development of our proprietary technology platform;

●	progress our current and any future product candidates through preclinical and clinical development;

●	initiate and conduct additional preclinical, clinical, or other studies for our product candidates;

●	work with our contract manufacturing organizations to manufacture RenovoCath and our other product candidates for our clinical trials;

●	change or add additional contract manufacturers or suppliers;

●	seek regulatory approvals and marketing authorizations for our product candidates;

●	establish sales, marketing, and distribution infrastructure to commercialize any products for which we may obtain approval;

●	take steps to seek protection of our intellectual property and defend our intellectual property against challenges from third parties;

●	obtain, expand, maintain, protect, and enforce our intellectual property portfolio;

●	pursue any licensing or collaboration opportunities;

●	attract, hire, and retain key and qualified personnel including clinical, scientific, management, and administrative personnel;

●	provide additional internal infrastructure to support our continued research and development operations and any planned commercialization efforts;

●	experience any delays or encounter other issues related to our operations;

●	implement operations, financial, and management information systems;

●	meet the requirements and demands of being a public company; and

●	defend against any product liability claims or other lawsuits related to our products.

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

We are executing on a commercial strategy for selling our RenovoCath device on a standalone basis, which is a new activity for our company and subject to significant inherent risks.

Alongside our Phase III clinical activities related to IAG, in 2024 we commenced efforts to commercialize our FDA-approved RenovoCath device on a standalone basis. To date we have focused almost exclusively on the clinical development of IAG as our lead product candidate. Therefore, as a company, we have no experience in self-commercializing medical devices. This commercial strategy, which itself is new and subject to evolution and change, is subject to significant inherent risks relating to, among other matters, our manufacturing, supply chain, and sales and marketing efforts for RenovoCath, as well as our internal accounting and operational requirements for these efforts. Moreover, the past experiences of certain members of our management with commercializing medical devices may not translate to our plans for RenovoCath. Also, we may be subject to competition from alternative devices or methods of drug administration offered by larger, better funded, and more experienced companies. Therefore, we are and will continue to be faced with the risk that we may be unable to adequately execute one or more elements of our commercial plans for RenovoCath.

We may also choose to enter into a commercial collaboration with a third party who could take some or even primary responsibility for sales, marketing, and/or distribution efforts for RenovoCath. In such a case, we would be reliant, at least in part, on such third party for the success of our commercial efforts, and the failure of any such third party to execute the agreed upon strategy could lead to suboptimal results for our company. Moreover, in any such collaboration, we would be required to share the part of the economics of RenovoCath commercialization with such third-party, which could mean less revenue generated by our company.

Regardless of which commercial strategy, or combination of strategies, we choose to employ for RenovoCath, we will be required to execute our commercialization plan effectively and efficiently. If we are unable to do so in any material respect, and if, as a result, we are unable to generate meaningful or anticipated revenues from RenovoCath sales, this could cause a material adverse effect on our results of operations, cash flow, reputation, and stock price.

Our estimates of total addressable market, potential revenues and similar metrics related to our commercialization efforts for RenovoCath may prove inaccurate, particularly given that our commercialization efforts are relatively new and are evolving.

We have based our estimates of total addressable market size, peak annual sales projections and similar matters in this Report and elsewhere in our public filings or statements based on our market research, third-party reports and publicly available information which we consider reliable. However, our commercialization efforts for RenovoCath are relatively new and evolving. Therefore, readers are cautioned that our projections regarding revenues, peak annual sales potential, total addressable market and similar metrics are merely our current, preliminary estimates and are subject to change based on many factors, including factors which are out of our control. As such, no assurances are given that any such estimates will prove to be accurate.

Revenue recognition from our RenovoCath commercialization activities could be complex and uncertain. We may also be required to defer recognition of revenues under policies which we develop. Our inability to properly recognize revenue could have a material adverse effect on our estimates of our future revenue performance and on our actual financial results.

We are at the beginning of our RenovoCath commercialization efforts and have not had to recognize revenue from our operations in the past. A primary goal from these efforts is to generate and recognize revenue from RenovoCath sales. However, revenue recognition under generally accepted accounting principles requires subjective judgements to be made by our management and could otherwise be complex and create uncertainties, including uncertainties arising from varying terms of sale we may offer to different customers. We may also be required to defer recognition of revenues until certain conditions are met. Risks and uncertainties relating to our accounting for revenue recognition could have a material adverse effect on our estimates of our future revenue performance and on our actual financial results. Any statements we make in this Report or otherwise from time to time regarding our future revenue performance could prove inaccurate because of the complexities of revenue recognition, and readers should take these complexities and associated risks in accounting when assessing our statements regarding our revenues.

Our revenues and results of operations may be difficult to predict and may fluctuate from quarter to quarter, which could adversely affect our business and the market price of our common stock.

We are just commencing commercial sales of our RenovoCath device. While our goal is to grow our revenues over time, our revenues and results of operations may be difficult to predict and may fluctuate substantially from quarter to quarter. These fluctuations can adversely affect our business and the market price of our common stock. Revenues in any quarter depend substantially upon our total contracting activity with our customers, and our ability to recognize revenues in that quarter in accordance with our revenue recognition policies. Our contracting activity is difficult to forecast for a variety of reasons, including the following:

●	our sales cycle per customer and in general may vary as a result of factors such as a customer’s familiarity with RenovoCath;

●	the size of sales orders can vary significantly and may not be predicable on a customer-by-customer basis or generally;

●	economic downturns are often characterized by decreased product demand, price erosion, technological shifts, work slowdowns and layoffs, which can substantially reduce contracting activity;

●	customers may unexpectedly postpone or cancel orders due to changes in their strategic priorities, budgetary constraints or the existence of competitive technology;

●	customer evaluations and purchasing processes vary significantly from company to company, and a customer’s internal approval and expenditure authorization process can be difficult and time consuming;

●	changes in our pricing policies and discount plans may affect customer purchasing patterns;

●	the number, timing and significance of our and our competitors’ product enhancements may affect purchasing decisions; and

●	certain expenses, including those over which we exercise little or no control, such as health costs, compliance with new legislation, and property and liability insurance, may be difficult to manage; and

Due to all of the foregoing factors, in some future quarters our operating results may fall below the expectations of securities analysts and investors. In such event, the market price of our common stock would likely decrease.

We will need to raise substantial additional capital to both develop and commercialize IAG (assuming FDA approval) and to separately engage in sales and marketing activities for RenovoCath as a standalone device. Our failure to obtain funding when needed (even following this offering) may force us to delay, reduce or eliminate our product development programs, commercial efforts or collaboration efforts. Moreover, if we do not obtain adequate and timely funding, we may not be able to continue as a going concern.

As of March 1, 2025, we had cash and cash equivalents of approximately $15.8 million. Due to our recurring operating losses and the expectation that we will continue to incur net losses in the future, we will be required to raise substantial additional capital to both (i) complete the testing, development and (assuming FDA approval) commercialization of IAG or other product candidates and (ii) separately engage in sales and marketing activities for RenovoCath as a standalone device. We have historically financed our operations primarily through public and private sales of our equity or equity-linked securities as well as debt financing. To raise additional capital, we may seek to sell additional equity and/or debt securities, obtain a credit facility or other loan or enter into collaborations, licenses or other similar arrangements, which we may not be able to do on favorable terms, or at all. For example, we have filed an omnibus shelf registration statement on Form S-3 (File No. 333-268302) that provides for aggregate offerings of up to $50.0 million of our securities subject to various limitations, including limited sales in any twelve-month period while we are subject to the “baby-shelf” rules. We also have filed a registration statement on Form S-1 to register the cash exercise of our outstanding warrants, with such cash exercise only expected to occur when the trading price of our common stock is in excess of the $10.80 per share exercise price of our outstanding warrants (which is significantly above our current stock price). Our ability to obtain additional financing will be subject to a number of factors, including market conditions, fluctuations in interest rates, our operating performance and investor sentiment. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue our development and/or commercialization plans, restrict or cease our operations or obtain funds by entering into agreements on unfavorable terms. Failure to obtain additional capital on acceptable terms, or at all, would result in a material and adverse impact on our operations. Based on our operating plans, we expect that our current cash and cash equivalents as the date of this Report will be sufficient to fund our operating, investing and financing cash flow needs for at least the next twelve months, assuming our programs advance as currently contemplated. Based upon our review and our current financial condition, we have concluded that we will be able to continue operating as a going concern.

Our financial statements as of December 31, 2024 have been prepared on a going concern basis and do not include any adjustments that may result from the outcome of this uncertainty. If we fail to raise additional working capital, or do so on commercially unfavorable terms, it would materially and adversely affect our business, prospects, financial condition and results of operations, and we may be unable to continue as a going concern. If we seek additional financing to fund our business activities in the future, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms, if at all. If we are unable to continue as a going concern, we might have to liquidate our assets and the value we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements, and our shareholders may lose their entire investment in our common stock.

We may consider strategic alternatives in order to maximize stockholder value, including financing, strategic alliances, and licensing arrangements. We may not be able to identify or consummate any suitable strategic alternatives and any consummated strategic alternatives may not be successful.

We may consider all strategic alternatives that may be available to us to maximize stockholder value, including financing, strategic alliances, and licensing arrangements, including a commercial sales partner as of our evolving RenovoCath commercial strategy. Our exploration of various strategic alternatives may not result in any specific action or transaction. To the extent that this engagement results in a transaction, our business objectives may change depending upon the nature of the transaction. There can be no assurance that we will enter into any transaction as a result of the engagement. Furthermore, if we determine to engage in a strategic transaction, we cannot predict the impact that such strategic transaction might have on our operations or stock price. We also cannot predict the impact on our stock price if we fail to enter into a transaction.

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

Risks Related to the Discovery, Development, and Commercialization of Our Product Candidates

Our product candidates’ commercial viability remains subject to current and future preclinical studies, clinical trials (notably our Phase III TIGeR-PaC study), regulatory approvals, and the risks generally inherent in the development of a pharmaceutical product candidate. If we are unable to successfully advance or develop our product candidate, our business will be materially harmed.

In the near-term, failure to successfully advance the development of any of our product candidates may have a material adverse effect on us. To date, we have not successfully developed or commercially marketed, distributed, or sold any product candidate. The success of our business depends in part upon our ability to successfully advance the development of our current and future product candidates through preclinical studies and clinical trials (notably our Phase III TIGeR-PaC study), have the product candidates approved for sale by the FDA or regulatory authorities in other countries, and ultimately have the product candidates successfully commercialized by us or a commercial partner. We cannot assure you that the results of our ongoing preclinical studies or clinical trials (notably our Phase III TIGeR-PaC study) will support or justify the continued development of our product candidates, or that we will receive regulatory approval from the FDA, or similar regulatory authorities in other countries, to advance the development of our product candidates.

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

If we experience delays in obtaining approval or if we fail to obtain approval of our lead drug/device combination product candidate or any other product candidate, our commercial prospects will be harmed and our ability to generate revenues will be materially impaired which would adversely affect our business, prospects, financial condition and results of operations.

We cannot assure you that the results of late-stage clinical trials (notably our Phase III TIGeR-PaC study) will be favorable enough to support the continued development of our product candidates. A number of companies in the pharmaceutical and biopharmaceutical industries have experienced significant delays, setbacks and failures in all stages of development, including late-stage clinical trials, even after achieving promising results in preclinical testing or early-stage clinical trials. Accordingly, results from completed preclinical studies and early-stage clinical trials of our product candidates may not be predictive of the results we may obtain in later-stage trials. Furthermore, even if the data collected from preclinical studies and clinical trials involving our product candidates demonstrate a favorable safety and efficacy profile, such results may not be sufficient to support the submission of an NDA to obtain regulatory approval from the FDA in the U.S., or other similar regulatory agencies in other jurisdictions, which is required to market and sell the product. Even if we are successful in obtaining approval in one jurisdiction, we may not be successful in obtaining approval in any other jurisdictions. If we are unable to obtain approval for our product candidates in multiple jurisdictions, our business, financial condition, results of operations and our growth prospects could be negatively affected.

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

As our ongoing TIGeR-PaC study is our most advanced clinical trial to date, the failure of the study to achieve results conducive to progressing the study or filing and receiving NDA approval would cause our company significant harm.

With respect to our ongoing Phase III TIGeR-PaC study specifically, this study is our most advanced clinical trial to date and is therefore very important to us. While we have previously announced positive interim data from such study, and while we expect to provide second interim data for such study to our Data Monitoring Committee in 2025, there is a risk that such interim data will not be positive or allow us to continue the study. Moreover, while we expect that we will complete enrollment in the TIGeR-PaC study during 2025, there is a risk that we could face delays in enrollment and that this milestone will not be achieved on time as expected or at all. The failure of our TIGeR-PaC study to achieve results conducive to progressing the study or filing and receiving NDA approval would cause our company, and likely our stock price, significant harm.

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

From time to time, we may (but are not required to) publish interim, preliminary or topline data from clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data becomes available. We have previously announced initial interim data for our ongoing Phase III TIGeR-PaC study. Preliminary or topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary or topline data previously published. As a result, interim, preliminary and topline data should be viewed with caution until the final data are available. Adverse differences between interim, preliminary or topline data and final data could significantly harm our reputation and business prospects. Moreover, preliminary, interim and topline data are subject to the risk that one or more of the clinical outcomes may materially change as more patient data become available when patients mature on study, patient enrollment continues or as other ongoing or future clinical trials with a product candidate further develop. Past results of clinical trials may not be predictive of future results. In addition, the information (if any) we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically more extensive information, and you or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure. Any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product candidate or our business. Similarly, even if we are able to complete our planned and ongoing preclinical studies and clinical trials of our product candidates according to our current development timeline, the positive results from such preclinical studies and clinical trials of our product candidates may not be replicated in subsequent preclinical studies or clinical trial results.

If third-party vendors upon whom we intend to rely on to conduct our preclinical studies or clinical trials do not perform or fail to comply with strict regulations, these studies or trials of our product candidate may be delayed, terminated, or fail, or we could incur significant additional expenses, which could materially harm our business.

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

Delays in clinical testing and formulating the results of such test could result in increased costs to us and delay our ability to obtained necessary regulatory approves and generate revenue.

We may experience delays in clinical testing of our product candidates. We do not know whether planned clinical trials will begin on time, will need to be redesigned or will be completed on schedule, if at all. From time to time, based on our experience with a clinical trial, we may amend the clinical trial protocol to address any issues that we observe as the trial is progressing, including in response to various factors impacting safety and the data collected, or we may be required to make certain changes in response to issues raised by the FDA, IRB, other regulatory authorities, investigators or clinical sites. Protocol amendments are subject to IRB and regulatory approval before we implement material changes, can result in additional costs, require additional data or participants, and may negatively impact the timelines for the trial. For example, in December 2021, we amended the protocol for our Phase III clinical trial to only allow SBRT patients during the induction phase of the study, as we observed a higher drop-out rate for patients on IMRT. As part of this change, we initiated a review of the statistical considerations for the study and in June 2022, submitted a Modified SAP to the FDA. We submitted a protocol amendment to the FDA in the second half of 2022 to reflect the changes in the Modified SAP. Under the modified Phase III clinical trial protocol and the Modified SAP, we plan to (i) analyze only patients receiving SBRT, consistent with the protocol change made in December 2021, (ii) include a second interim analysis, (iii) change the total number of SBRT patients randomized in the study to 114 (a reduction from the original 200 patients), with a total of 86 deaths from SBRT patients, including all deaths from SBRT patients enrolled in the study before the submission of the Modified SAP, and (iv) repower the study from 90% to 80%, which is commonly used in clinical trials. In August 2023, we received comments from the FDA on the Modified SAP, which we responded to in September 2023. Based on the FDA’s feedback, we plan to submit the revised SAP and a protocol amendment to reflect the changes in the statistical analysis for the study. Such amendment and Modified SAP are subject to IRB and regulatory review that may result in additional costs and may negatively impact the timelines for the trial. We cannot provide assurance that the FDA will not raise any objections or disagree with our Modified SAP or the protocol amendments, including our proposed SAP or how we interpret the data. We can provide no assurance on the timing of any of our interim analyses or when we will complete our Phase III study, if at all, or the outcome of the study. Disclosure of findings from our interim analyses before the completion of the trial may also impact the enrollment or retention of patients in our ongoing clinical trial, and further, based on guidance we may receive from our clinical trial Data Monitoring Committee, we may elect to not disclose the details of interim data beyond the recommendation of our Data Monitoring Committee relating to whether or not to continue the study. The changes in our study protocol may limit the clinical trial sites that can participate in our study, impact enrollment, and delay regulatory approval. We may be required to expand the size of our study, increase the power level, or make other changes that can delay our clinical timelines and delay regulatory approval. Further, to the extent protocol amendments impact the data needed to support our proposed indication, the indication that is ultimately approved by the FDA or other regulatory authorities may be narrower than the indication initially sought. The FDA and other regulatory authorities may also impose other restrictions in our proposed labeling, which could have a material adverse effect on the prospects of our product candidates, if approved, and our business.

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

If any of the physicians or other providers or entities with whom we expect to do business is found not to be in compliance with applicable laws, it may be subject to significant criminal, civil or administrative sanctions, including exclusions from participation in government healthcare programs, which could also materially affect our business.

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

Even after approval, we are subject to extensive regulations. The regulations to which we are subject are complex and have tended to become more stringent over time. Regulatory changes could result in restrictions on our ability to carry on or expand our operations, higher than anticipated costs or lower than anticipated revenues. The FDA and foreign counterparts enforce these regulatory requirements through, among other means, periodic unannounced inspections and periodic reviews of public marketing and promotion materials. We do not know whether we will be found compliant in connection with any future FDA or foreign counterparts’ inspections or reviews. Failure to comply with applicable regulations could jeopardize our ability to sell our products and result in enforcement actions such as: warning letters; untitled letters; fines; injunctions; civil penalties; termination of distribution; recalls or seizures of products; delays in the introduction of products into the market; total or partial suspension of production; refusal to grant future clearances, approvals, or certifications; withdrawals or suspensions of current approvals or certifications, resulting in prohibitions on sales of our products; and in the most serious cases, criminal penalties.

We have received Orphan Drug Designation for our lead drug/device combination product for two rare diseases: pancreatic cancer and cholangiocarcinoma. We may seek Orphan Drug Designation for future product candidates, but we may be unable to obtain such designation or to maintain the benefits associated with Orphan Drug Designation, including market exclusivity, which may cause our revenue, if any, to be reduced.

To date, we have secured FDA Orphan Drug Designation for our lead drug/device combination product in two rare diseases: pancreatic cancer and cholangiocarcinoma. Although we may seek Orphan Drug Designation for some or all of our other product candidates, we may never receive such designations. Our lead product candidate utilizes RenovoCath with the existing chemotherapy gemcitabine and received Orphan Drug Designation for pancreatic cancer and bile duct cancer, which provides 7 years of market exclusivity upon approval by the FDA. Under the Orphan Drug Act, the FDA may designate a drug product as an orphan drug if it is intended to treat a rare disease or condition, defined as a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. Orphan Drug Designation must be requested before submitting an NDA. In the United States, Orphan Drug Designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages, and application fee waivers. After the FDA grants Orphan Drug Designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA.

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

We face competition generally from established pharmaceutical and biotechnology companies, as well as from academic institutions, government agencies and private and public research institutions. Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Small or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. We are aware of a number of companies in Phase III clinical trials for the treatment of LAPC including AB Science SA, AngioDynamics, Bausch Health, FibroGen, Inc., Novocure, SynCore Biotechnology, Bristol Myers Squibb, and ViewRay Systems, Inc. In addition, we are aware of a number of companies in Phase I and Phase II clinical trials for the treatment of LAPC including one interventional company, TriSalus Life Sciences. Our commercial opportunity will be reduced or eliminated if our competitors develop and commercialize any products that are safer, more effective, have fewer side effects or are less expensive than our product candidates. These potential competitors compete with us in recruiting and retaining key and qualified scientific and management personnel, establishing clinical trial sites, and patient enrollment for clinical trials, as well as in acquiring technologies and technology licenses complementary to our programs or advantageous to our business.

If approved and commercialized, our lead drug/device combination product would compete with several currently approved prescription therapies for the treatment of LAPC and cholangiocarcinoma. To our knowledge, other potential competitors are in the earlier stages of development. If potential competitors are successful in completing drug development for their product candidates and obtain approval from the FDA, they could limit the demand for our product.

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

We do not currently possess internal manufacturing capacity. We plan to utilize the services of cGMP manufacturers, FDA inspected contract manufacturers to formulate and manufacture our preclinical and clinical supplies. We have expanded our relationship with our U.S.-based third-party RenovoCath manufacturer and received our first commercial orders for RenovoCath devices in December 2024. Any curtailment in the availability of gemcitabine, or RenovoCath, the drug delivery device, however, could result in production or other delays with consequent adverse effects on us. In addition, because regulatory authorities must generally approve raw material sources for pharmaceutical products, changes in raw material suppliers may result in production delays or higher raw material costs.

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

We are responsible for ensuring that our contract manufacturers comply with the cGMP requirements of the FDA and other regulatory authorities from which we seek to obtain product approval. These requirements include, among other things, quality control, quality assurance and the maintenance of records and documentation. The approval process for NDAs includes an inspection of the manufacturer’s compliance with cGMP requirements. We are responsible for regularly assessing a contract manufacturer’s compliance with cGMP requirements through record reviews and periodic audits and for ensuring that the contract manufacturer takes responsibility and corrective action for any identified deviations. Manufacturers of our product candidates may be unable to comply with these cGMP requirements and with other FDA and foreign regulatory requirements, if any.

While we oversee compliance of our contract manufacturers, ultimately, we have no control over our manufacturers’ compliance with these regulations and standards. A failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval. If the safety of any of our product candidates is compromised due to a manufacturers’ failure to adhere to applicable laws or for other reasons, we may not be able to obtain regulatory approval for or successfully commercialize any of our product candidates, and we may be held liable for any injuries sustained as a result. Any of these factors could cause a delay of clinical trials, regulatory submissions, approvals, or commercialization of our lead drug/device combination product or other product candidates, entail higher costs or result in us being unable to effectively commercialize any of our product candidates. Furthermore, if our manufacturers fail to deliver the required commercial quantities on a timely basis and at commercially reasonable prices, we may be unable to meet demand for any approved products and would lose potential revenues. There are also risks of our contract manufacturers failing to perform as agreed, terminating their relationship with us, experiencing the effects of any strikes or other work stoppages, or not remaining in the contract manufacturing business.

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

The market for our lead drug/device combination product and our other product candidates may not be as large as we expect.

Our estimates of the potential market opportunity for our lead drug/device combination product and our other product candidates include several key assumptions based on our industry knowledge, industry publications, third-party research reports and other surveys, including surveys commissioned by us. These assumptions include the size of our target populations, the prevalence and incidence of each of our target indications, the number of patients receiving current treatment, the percentage of patients unsatisfied with the current treatments, the number of diagnosed but untreated patients, the compliance and adherence of patients in our target populations, the number of treatment centers and prescribing physicians and the percentage of payer acceptance. While we believe that our internal assumptions are reasonable, if any of these assumptions proves to be inaccurate, then the actual market for our product candidates could be smaller than our estimates of our potential market opportunity. If the actual market for any of our product candidates is smaller than we expect, our product revenue may be limited, and it may be more difficult for us to achieve or maintain profitability.

In the event that we need to change our third-party contract manufacturers, our preclinical studies, clinical trials or the commercialization of our product candidates or FDA-approved products could be delayed, adversely affected or terminated, or such a change may result in significantly higher costs.

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

We are a small company with 10 employees. The future growth of our company will impose significant additional responsibilities on members of management, including the need to identify, attract, retain, motivate and integrate highly skilled personnel. We may increase the number of employees in the future depending on the progress of our development and commercialization of our product candidates. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to:

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

Our corporate headquarters are located in Silicon Valley, California, an area prone to wildfires and earthquakes. These and other natural disasters could severely disrupt our operations, and have a material adverse effect on our business, results of operations, financial condition and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as the manufacturing facilities of our third-party contract manufacturers or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. Any disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business.

Catastrophic events and man-made problems, such as terrorism, war, or climate change may disrupt our business.

A significant natural disaster, such as an earthquake, fire, flood, hurricane, or significant power outages, water shortages and the risks associated with climate change could have an adverse impact on our business, results of operations, and financial condition. Our headquarters, employees and a majority of our executive officers are located in the San Francisco Bay Area, a region known for seismic activity, drought, and wildfires, and the resultant air quality impacts and power outages associated with such wildfires.

In addition, acts of terrorism, public health emergencies, protests, riots, and the increasing frequency and impact of extreme weather events on critical infrastructure in the U.S. and elsewhere have the potential to disrupt our business and the business of our third-party suppliers, and may cause us to experience higher attrition, losses, and additional costs to maintain or resume operations. All of the aforementioned risks may be further increased if our course of action in response to catastrophic events proves to be inadequate. For example, if a catastrophic event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as the manufacturing facilities of our third-party contract manufacturers, or the infrastructure where are clinical trials are being conducted, or that otherwise disrupted our operations or the operations of our RenovoCath customers, it may be difficult or, in certain cases, impossible for us to continue our business to a material degree for a substantial period of time. Any disaster recovery and business continuity plan we have in place may prove inadequate in the event of a serious disaster or similar event and we may incur substantial expenses as a result of the limited nature of these plans, which could have a material adverse effect on our business.

Moreover, armed conflict between Russia and Ukraine since 2022, and between Israel, the Palestinians and countries in the Middle East since October 2023, led to the imposition of sanctions against certain countries like Russia and have created global geopolitical unrest, including instability in the financial markets. It is not possible to predict the broader consequences of these conflicts, particularly given the outcome of U.S. elections in November 2024, which could include further sanctions, embargoes, tariffs, regional instability, prolonged periods of higher inflation, geopolitical shifts and uncertainty, and adverse effects on macroeconomic conditions, currency exchange rates, and financial markets, all of which could have a material adverse effect on our business, financial condition, and results of operations.

Security threats to our information technology infrastructure and/or our physical buildings could expose us to liability and damage our reputation and business.

It is essential to our business strategy that our vendors, partners, clinical trial sites, and third-party providers’ technology and network infrastructure and physical buildings remain secure and are perceived by our customers and corporate partners to be secure. Despite our implementation of security measures, any of the internal computer systems and networks belonging to or used by us or our employees and our third-party service providers are vulnerable to damage and disruption from computer viruses, ransomware and other malicious code, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failure, as well as security breaches and incidents from inadvertent or intentional actions, or from cyber-attacks by malicious third parties (including supply chain cyber-attacks, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise system infrastructure or lead to the loss, destruction, alteration, prevention of access to, disclosure, or dissemination of, or damage or unauthorized access to, our data (including trade secrets or other confidential information, intellectual property, proprietary business information, and personal information) or data that is processed or maintained on our behalf, or other assets, which could result in financial, legal, business and reputational harm to us. Any system failure, accident or security breach or incident that causes interruptions in our own or in our third-party service providers’ operations could result in a material disruption of our development programs or other aspects of our operations. As a result of the advent of remote working, with many of our employees working from home from time to time and accessing our corporate network via remote devices, the potential for such events to occur is even greater. Despite security measures, we also cannot guarantee the security of our physical buildings. Physical building penetration or any cyber-attacks could negatively affect our reputation, damage our network infrastructure and our ability to deploy our products and services, harm our relationship with customers and partners that are affected, and expose us to financial liability, including the possibility of consequential damages resulting from cyber-attacks and other security threats.

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

The United States has recently experienced historically high levels of inflation. If the inflation rate continues to increase, for example due to increases in the costs of labor and supplies, it will affect our expenses, such as employee compensation and research and development charges. Additionally, the United States is experiencing an acute workforce shortage, which in turn, has created a very competitive wage environment that may increase our operating costs. To the extent inflation results in rising interest rates and has other adverse effects on the market, it may adversely affect our financial condition and results of operations.

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

In the United States and foreign jurisdictions, there have been, and continue to be, a number of legislative and regulatory changes and proposed changes to the healthcare system that could affect our future results of operations. In particular, there have been and continue to be a number of initiatives at the federal and state levels in the United States that seek to reduce healthcare costs. In 2010, the Patient Protection and Affordable Care Act (the “PPACA”) was enacted, which includes measures to significantly change the way healthcare is financed by both governmental and private insurers. Among the provisions of the PPACA of greatest importance to the pharmaceutical and biotechnology industry are the following:

●	an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs;

●	implementation of the federal physician payment transparency requirements, sometimes referred to as the “Physician Payments Sunshine Act;”

●	a licensure framework for follow-on biologic products;

●	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;

●	establishment of a Center for Medicare Innovation at the Centers for Medicare & Medicaid Services to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending;

●	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program, to 23.1% and 13% of the average manufacturer price for most branded and generic drugs, respectively and capped the total rebate amount for innovator drugs at 100% of the AMP;

●	a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for certain drugs and biologics, including our product candidates, that are inhaled, infused, instilled, implanted or injected;

●	extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;

●	expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability;

●	a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; and

●	expansion of the entities eligible for discounts under the Public Health program.

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

In both domestic and foreign markets, sales of RenovoCath or any of our drug product candidates, if approved, will depend, in part, on the extent to which the costs of our product candidates will be covered by third-party payors, such as government health care programs, commercial insurance and managed health care organizations. These third-party payors decide which drugs will be covered and establish reimbursement levels for those drugs. The containment of health care costs has become a priority of foreign and domestic governments as well as private third-party payors. The prices of drugs have been a focus in this effort. Governments and private third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications, which could affect our ability to sell our product candidates profitably. Cost-control initiatives could cause us to decrease the price we might establish for product candidates, which could result in lower than anticipated product revenues.

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

We are or may become subject to income and non-income taxes in the United States under federal, state and local jurisdictions and in certain foreign jurisdictions in which we operate. Tax laws, regulations and administrative practices in these jurisdictions may be subject to significant change, with or without advance notice. For example, on January 1, 2022, a provision of the Tax Cuts and Jobs Act of 2017 went into effect that eliminates the option to deduct domestic research and development costs in the year incurred and instead requires taxpayers to amortize such costs over five years. We are currently evaluating the potential impact. Also, the Inflation Reduction Act, which introduced a 15% minimum tax on book income and a 1% excise tax on stock buybacks. Changes in tax laws (including provisions of the recently enacted federal tax legislation titled the Inflation Reduction Act), regulations, or rulings, changes in interpretations of existing laws and regulations, or changes in accounting principles could negatively and materially affect our financial position, effective tax rates, cash flows, and results of operations.

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.

As of December 31, 2024, we had net operating loss (“NOL”) carryforwards for federal and state income tax purposes which may be available to offset taxable income in future years. A lack of future taxable income would adversely affect our ability to utilize these NOLs before they expire. The utilization of our NOLs could be subject to annual limitations under Section 382 and 383 of the Internal Revenue Code (“IRC” or the “Code”) of 1986, and similar state tax provisions due to ownership change limitations that may have occurred previously or that could occur in the future. In general, under Section 382, a corporation that undergoes an “ownership change” (as defined under Section 382 of the Code and applicable Treasury Regulations) is subject to limitations on its ability to utilize its pre-change NOLs to offset its future taxable income. As of December 31, 2024, we have not conducted an analysis of an ownership change under Section 382. To the extent that a study is completed, and an ownership change is deemed to occur, in the past or future, our NOLs and any NOLs of companies that we have acquired could be limited to offset any future taxable income.

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

The market price of our common stock is likely to be highly volatile and may be subject to wide fluctuations in response to a variety of factors, some of which are beyond our control. These factors include the following:

●	our progress with our strategy to sell RenovoCath as a standalone device, including the level our initial and any subsequent revenues generated from such activity;

●	any delay in the commencement, enrollment and ultimate completion of our clinical trials;
●	any delay in submitting an NDA and any adverse development or perceived adverse development with respect to the FDA’s review of that NDA;

●	failure to successfully develop, gain marketing approval for and commercialize our lead drug/device combination product;

●	inability to obtain additional funding;

●	Regulatory or legal developments in the United States and other countries applicable to our RenovoCath device, our lead drug/device combination product or any other product candidate;

●	adverse regulatory decisions;

●	changes in the structure of healthcare payment systems;

●	inability to obtain adequate product supply for our RenovoCath device, our lead drug/device combination product or any other product candidate, or the inability to do so at acceptable prices;

●	introduction of new products, services or technologies by our competitors;

●	failure to meet or exceed financial projections we provide to the public;

●	failure to meet or exceed the estimates and projections of the investment community;

●	changes in the market valuations of companies similar to ours;

●	market conditions in the pharmaceutical and biotechnology sectors, and the issuance of new or changed securities analysts’ reports or recommendations;

●	announcements of significant acquisitions, strategic collaborations, joint ventures or capital commitments by us or our competitors;

●	significant lawsuits, including patent or stockholder litigation, and disputes or other developments relating to our proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

●	additions or departures of key scientific or management personnel;

●	sales of our common stock or other securities by us, our insiders or our other stockholders, including pursuant to the existing primary and secondary shelf registration statements that we have filed with the SEC;

●	expiration of market standoff or lock-up agreements;

●	trading volume of our common stock;

●	fluctuations in interest rates and inflation rates;

●	general economic, industry and market conditions;

●	health epidemics and outbreaks or other natural or man-made disasters which could significantly disrupt our preclinical studies and clinical trials, and therefore our receipt of necessary regulatory approvals could be delayed or prevented; and

●	the other factors described in this “Risk Factors” section.

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

If we fail to maintain compliance with or meet all applicable Nasdaq requirements, we could be delisted from Nasdaq, which would seriously harm the liquidity of our stock and our ability to raise capital.

Our common stock is listed on the Nasdaq Capital Market. In order to maintain our listing, we must meet minimum financial and other requirements, including a minimum amount in stockholders’ equity.

On August 21, 2023, we received a notice from Nasdaq notifying us that, as of August 18, 2023, we were not in compliance with the minimum stockholders’ equity requirement for continued listing on The Nasdaq Capital Market, under Listing Rule 5550(b)(1), because our stockholders’ equity of $1,188,000 as reported in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2023 was below the required minimum of $2.5 million (the “Equity Requirement”), and because, as of June 30, 2023, we did not meet the alternative compliance standards, relating to the market value of listed securities of $35 million or net income from continuing operations of $500,000 in the most recently completed fiscal year.

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

On February 21, 2024, we received a from Nasdaq that we had failed to meet the Minimum Stockholders’ Equity Requirement and that Nasdaq would commence delisting proceedings against us unless we timely requested a hearing before the Nasdaq Hearing Panel (the “Hearing Panel”). On February 28, 2024, we filed a request to appeal any delisting or suspension action by the Nasdaq staff at least pending the issuance of the Hearing Panel’s decision and the expiration of any extension that may be granted to us following the hearing. The hearing was on April 23, 2024.

On April 11, 2024, we closed an at market private placement of common stock and common stock warrants for gross proceeds of $11.1 million. On April 17, 2024, we received a written notification from Nasdaq indicating that we have evidenced compliance with all applicable criteria for continued listing on The Nasdaq Capital Market, including the $2.5 million minimum stockholders’ equity requirement. Accordingly, our previously disclosed listing deficiency was remedied and the previously scheduled hearing before the Hearings Panel on this matter was cancelled.

In addition to these specific compliance challenges, we may also face difficulties in meeting other Nasdaq requirements, including with respect to our market capitalization. Failure to comply with these or any other Nasdaq continued listing standards could result in delisting, which would significantly impact our ability to raise capital and maintain investor confidence and could lead to additional regulatory scrutiny and potential penalties.

Sales of a significant number of shares of our common stock in the public markets, or the perception that such sales could occur, including shares of common stock issued in our January 2024 private placement, April 2024 at market private placement and February 2025 public offering, could depress the market price of our common stock.

Sales of a significant number of shares of our common stock in the public markets, or the perception that such sales could occur as a result of our utilization of a universal shelf registration statement or otherwise could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities. Notably, we have registered for public resale in the very near term all of the shares of common stock and common stock underlying warrants issued in our January 2024 private placement and April 2024 at market private placement, which collectively will represent a very large number of shares relative to our current shares of common stock outstanding. Following the effectiveness of such registration, a large number of shares of our common stock could be sold in the public market, depressing our stock price. Moreover, we cannot in general predict the effect that future sales of our common stock or the market perception that we are permitted to sell a significant number of our securities would have on the market price of our common stock.

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

Pursuant to Section 404 of SOX (“Section 404”), we are required to furnish a report by our senior management on our internal control over financial reporting beginning with our second filing of an Annual Report on Form 10-K with the SEC.

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

Effective internal control over financial reporting is necessary for us to provide reliable financial reports in a timely manner. In connection with the audit of our financial statements as of and for the years ended December 31, 2024, and 2023, we identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, we determined that we lacked a sufficient number of qualified accounting and financial reporting personnel with an appropriate level of knowledge, training and experience to address complex accounting issues, sufficient written policies and procedures for accounting and financial reporting in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), and adequate management review controls. In addition, we determined that our financial statement close process includes significant control gaps mainly driven by the small size of our accounting and finance staff and, as a result, a significant lack of appropriate segregation of duties. This includes the ability of users to create and post journal entries without adequate compensating review controls as well as review of system rights on the journal entry and financial close process. In addition, we did not have proper information technology general controls (ITGCs) related to user access, including the performance of user access reviews, access to edit data in applications was not properly restricted, and formal approval of application access was not documented and retained.

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

Our certificate of incorporation requires that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will, to the fullest extent permitted by law, be the sole and exclusive forum for each of the following:

●	any derivative action or proceeding brought on our behalf;

●	any action asserting a claim for breach of any fiduciary duty owed by any director, officer or other employee of ours to our company or our stockholders, creditors, or other stakeholders;

●	any action asserting a claim against us or any director or officer of ours arising pursuant to, or a claim against us or any of our directors or officers, with respect to the interpretation or application of any provision of, the DGCL, our certificate of incorporation, or bylaws; or

●	any action asserting a claim governed by the internal affairs doctrine;

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

ITEM 2. PROPERTIES

Our administrative headquarters is located at 2570 W El Camino Real, Suite 320, Mountain View, CA 94040. The office space is approximately 1,900 rentable square feet. We believe that our facility is adequate for our current operations and purposes, and that suitable additional or alternative space will be available in the future on commercially reasonable terms, if required.

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

Holders of Record of Common Stock

As of March 25, 2025, there were approximately 129 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. As of such date, there were 36,546,752 shares of our common stock issued and outstanding.

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

CMO Warrants

In September 2024, we announced the signing of a new project work order with Medical Murray Inc., our principal contract manufacturing organization (the “CMO”). To create performance incentives for our CMO, we issued a warrant to our CMO to purchase up to 709,500 shares of our common stock. This warrant vests and is only exercisable over time in tranches and only if the CMO achieves certain manufacturing milestones. In issuing this warrant, we relied on the private placement exemption from registration provided by Section 4(a)(2) of the Securities Act.

Issuer Purchases of Equity Securities

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for our fiscal year ended December 31, 2024 should be read in conjunction with the financial statements and related notes thereto included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Report. All information presented herein is based on our fiscal year. Unless otherwise stated, references to particular years, quarters, months or periods refer to our fiscal years ended December 31 and the associated quarters, months and periods of those fiscal years.

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

Overview

We are a life sciences company offering RenovoCath®, a novel, U.S. Food and Drug Administration (“FDA”)-cleared local drug-delivery system, targeting high unmet medical needs, with a present focus on difficult to treat cancers.

We are both a clinical stage and a commercial stage enterprise. As described further below, our lead product candidate, novel drug-device combination product (currently called “IAG”), is currently the subject of a Phase III clinical study for the treatment of locally advanced pancreatic cancer (“LAPC”). At the same time, we are commercializing RenovoCath for standalone use by interventional radiologists, oncologists and other medical professionals who can use RenovoCath to treat patients within its FDA-cleared fields of use.

IAG our RenovoCath device utilize our patented Trans-Arterial Micro-Perfusion (‘TAMP™”) therapy platform, which is designed to ensure precise therapeutic delivery across the arterial wall near the tumor site to bathe the target tumor, while potentially minimizing a therapy’s toxicities versus systemic intravenous therapy, Including traditional chemotherapy. Our novel approach to targeted treatment offers the potential for increased safety, tolerance, and improved efficacy. Our mission is to transform the lives of cancer patients by providing innovative solutions to enable targeted therapeutic delivery RenovoCath is indicated for temporary vessel occlusion in applications including arteriography, preoperative occlusion, and chemotherapeutic drug infusion.

For the past several years, we have focused our efforts on progressing IAG through clinical trials. However, based on organic demand from doctors in the field who have become familiar with our technology, in 2024, we made the decision to launch an effort to commercialize our RenovoCath delivery system as a standalone device within its FDA cleared uses. Commenced in the field in late 2024, this commercial effort has already begun to achieve positive results. To accommodate increased need for RenovoCath supply, we expanded our relationship with our U.S.-based third-party RenovoCath manufacturer. In December 2024, we announced that over ten medical institutions had initiated the process for RenovoCath purchase orders, and in February 2025, we announced additional purchase orders received from several esteemed, high volume National Cancer Institute-designated centers and that utilization of RenovoCath devices by our initial customers led to repeat purchase orders.

We have begun to generate and expect to grow revenue meaningfully from the sale of our RenovoCath devices. Importantly, we believe our current commercial strategy can be accomplished without a material increase in our capital expenditures, regardless of whether we self-commercialize or choose to partner with a larger organization with an existing sales force. Following our late 2024 commercial launch, we generated a small amount (approximately $43,000) of initial revenues from RenovoCath revenue in our fourth quarter ended December 31, 2024. We expect revenue to increase to the low six figure range for the first quarter ended March 31, 2025 followed by sequential quarter over quarter increases in revenue during the remainder of 2025. Our goal will be to continue revenue growth in the years to come. However, we are at the beginning of our RenovoCath commercialization efforts and have not had to recognize revenue from our operations in the past. A primary goal from these efforts is to generate and recognize revenue from RenovoCath sales. However, revenue recognition under generally accepted accounting principles requires subjective judgements to be made by our management and could otherwise be complex and create uncertainties, including uncertainties arising from varying terms of sale we may offer to different customers. We may also be required to defer recognition of revenues until certain conditions are met. See “Components of Our Results of Operations – Revenue” below for further information.

Based on our internal assumptions, we believe that our initial total U.S. addressable market based solely on the initial clinical interest we have received for RenovoCath could represent an estimated $400 million peak annual U.S. sales opportunity. Our current assumptions regarding our initial addressable market include: (i) pressure-mediated delivery catheters on the market today, which are analogous to RenovoCath, have an average selling price of $6,500-$8,500 per unit; (ii) approximately 7,000 initial target patients at peak market penetration; and (iii) an average of approximately 8 annual procedures per patient. Beyond this initial market, we believe there are expansion opportunities across other indications that could create a several billion-dollar market potential for RenovoCath over time.

In parallel to our RenovoCath commercialization efforts, we are completing enrolment in our ongoing pivotal Phase III randomized multi-center clinical trial (called TIGeR-PaC) to investigate IAG for the treatment of LAPC. This trial is being conducted under a U.S. Investigational New Drug (“IND”) application that is regulated by the FDA’s 21 CFR 312 pathway. IAG has received Orphan Drug Designation for pancreatic cancer and bile duct cancer, which provides 7 years of market exclusivity upon approval by the FDA. We may also evaluate RenovoCath with gemcitabine and other agents as a potential therapy in other indications.

We have incurred significant operating losses and generated negative cash flows from operations since our inception. As of December 31, 2024, we had cash and cash equivalents of $7.2 million (although we raised an additional $10.9 million in net proceeds through a public offering completed in February 2025). We had net losses of $8.8 million and $10.2 million for the years ended December 31, 2024, and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $50.2 million. We expect to continue to incur significant expenses, operating losses and negative cash flows while we seek to grow our revenues from RenovoCath commercial sales. We will not generate revenues from IAG sales unless and until we successfully complete development and obtain regulatory approval for IAG or another product candidate. Given economic and market conditions and timing of regulatory approval, we expect that our expenses will increase in connection with our ongoing research and development activities, particularly if and when we decide to:

●	Advance clinical development of IAG and our platform technology by continuing to enroll patients in our ongoing Phase III TIGeR-PaC clinical trial, expanding the number of clinical trials, and advancing IAG through other preclinical and clinical pipeline indication opportunities beyond LAPC;

●	Make investments we need necessary to expand our commercial sales operation for RenovoCath;

●	Hire additional research, development, sales and marketing, and selling, general and administrative personnel;

●	Pursue collaborations, licensing arrangements or other strategic or commercial activities relating to our technology;

●	Maintain, expand, enforce, defend, and protect our intellectual property portfolio; and

●	Expand our operational, financial and management systems and increase personnel, including personnel to support our clinical development, manufacturing and commercialization efforts.

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

Due to our recurring operating losses and the expectation that we will continue to incur net losses in the future, we will likely be required to raise additional capital to complete the development and commercialization of RenovoCath and any of our product candidates. We have historically financed our operations primarily through private and public sales of our equity (including warrants to purchase common stock). To raise additional capital, we may seek to sell additional equity and/or debt securities, obtain a credit facility or other loan or enter into collaborations, licenses or other similar arrangements, which we may not be able to do on favorable terms, or at all.

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

Our financial statements as of December 31, 2024 have been prepared on a going concern basis and do not include any adjustments that may result from the outcome of this uncertainty. Based on our operating plans, we expect that our current cash and cash equivalents as of the date of this Report will be sufficient to fund our operating, investing and financing cash flow needs through the first half of 2026, assuming our programs advance as currently contemplated.

As a result, we will likely require significant additional funding to support our continuing operations. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through private or public equity financings, debt financings and collaborations, licenses or other similar arrangements. We currently have no credit facility or committed sources of capital. To the extent that we raise additional capital through the future sale of equity or debt, the ownership interests of our stockholders will be diluted and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds through the issuance of debt securities, these securities could contain covenants that would restrict our operations. We may require additional capital beyond our currently anticipated amounts and additional capital may not be available on reasonable terms, or at all. If we raise additional funds through collaboration arrangements or other strategic transactions in the future, we may have to relinquish valuable rights to our technologies or future revenue streams or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through private or public equity financings or debt financings when needed, we may be required to delay, limit, reduce or terminate development or future commercialization efforts, and we may be unable to continue as a going concern. If we are unable to continue as a going concern, we might have to liquidate our assets and the value we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements, and our shareholders may lose their entire investment in our common stock.

Components of Our Results of Operations

Revenue

In the fourth quarter of 2024, we began to derive revenue through the sale of our RenovoCath device on a standalone basis directly to end users (i.e., hospitals and cancer treatment centers). We consider customer purchase orders, which in some cases are governed by master sales agreements or standard terms and conditions, to be the contracts with a customer. Our contracts with customers typically contain a single performance obligation, which is the delivery of the RenovoCath device. We recognize revenue from sales of products at the point in time that the customer obtains control, which is typically based upon the terms of delivery. In determining the transaction price, we evaluate whether the price is subject to refund or adjustment to determine the net consideration to which it expects to be entitled. The only type of variable consideration we offer is limited return rights relating primarily to product damage or defects identified upon receipt, and therefore we expect minimal returns. Returns are estimated taking into consideration several factors including these limited product return rights, historical return activity, and other relevant factors. We have not experienced any product returns to date, and accordingly no allowance for returns was recorded for the year ended December 31, 2024.

Operating Expenses

Research and Development

Research and development expenses consist of costs related to the research and development of our platform technology. Clinical trial costs are a significant component of research and development expenses and include costs associated with third-party contractors and consultants. We outsource a substantial portion of our clinical trial activities, utilizing the service of third-party clinical trial sites and contract research organizations to assist us with the execution of our clinical trials. In addition, we have FDA 510(k) clearance for the RenovoCath delivery device, which comprises part of our IAG product candidate. Accordingly, we are able to charge our clinical trial sites for the RenovoCath delivery device. To date, payments from clinical trial sites in consideration for RenovoCath delivery devices have been adequate to cover our direct manufacturing costs. Any payments we receive from clinical trial sites as consideration for use of RenovoCath delivery devices offset our research and development expenses. We expect our research and development expenses to increase for the foreseeable future as we continue the development of our product candidates and enroll subjects in our ongoing Phase III clinical trial, initiate new clinical trials and pursue regulatory approval of our product candidates. It is difficult to predict with any certainty the duration and costs of completing our current or future clinical trials of our product candidates or if, when or to what extent we will achieve regulatory approval and generate revenue from the commercialization and sale of our product candidates. The duration, costs and timing of clinical trials and other development of our product candidates will depend on a variety of factors, including uncertainties in clinical trial enrollment, timing and extent of future clinical trials, development of new product candidates and significant and changing government regulation. We may never succeed in achieving regulatory approval for any of our product candidates.

Our research and development expenses include:

●	expenses incurred under agreements with clinical trial sites, contract research organizations, and consultants that are involved in conducting our clinical trials;

●	costs of acquiring and developing clinical trial materials;

●	personnel costs, including salaries, benefits, bonuses, and stock-based compensation for employees engaged in preclinical and clinical research and development;

●	costs related to compliance with regulatory requirements;

●	third-party vendor costs related to manufacturing materials and testing;

●	costs related to preclinical studies and pilot testing;

●	travel expenses; and

●	allocated selling, general and administrative expenses which includes facilities and other indirect administrative expenses to support research and development activities.

Research and development costs are expensed as incurred. Costs for certain development activities, such as clinical trials and preclinical studies, are recognized based on evaluation of progress to completion of specific tasks using data such as subject enrollment, clinical site activations or information provided to us by third party vendors.

Selling, General and Administrative

Selling, general and administrative expenses consist of salaries, benefits, and stock-based compensation for personnel in executive, finance and administrative functions, professional services and associated costs related to accounting, tax, audit, legal, intellectual property and other matters, consulting costs, conferences, travel and allocated expenses for rent, insurance and other general overhead costs. We expect to continue to incur additional expenses as a result of operating as a public company, including costs to comply with the rules and regulations of the Securities and Exchange Commission, or SEC, and Nasdaq listing standards and increased expenses in the areas of insurance, professional services and investor relations. As a result, we expect our selling, general and administrative expenses to increase in the foreseeable future. Selling, general and administrative expenses are expensed as incurred.

Other Income (Expenses), Net

Interest Income (Expense) Net

Interest expense consists of expense for the amortization of Directors and Officers liability insurance premiums.

Interest income is earned from cash deposited in our short-term marketable securities and money market account.

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability represents the gain or loss reported from the change in the fair value of the common stock warrant liability for warrants issued under the registered direct offering. On April 3, 2023, we completed a registered direct offering financing issuing common shares and common stock warrants. The fair value of the common stock warrant per share was $0.78 and $1.69 on December 31, 2024 and 2023, respectively. The decrease in the fair value was primarily due to the decrease in our stock price.

Transaction Costs Allocated to Common Stock Warrant Liability

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

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023

The following table summarizes the significant components of our results of operations for the periods presented (in thousands, except percentages):

	Years Ended December 31,		Increase / (Decrease)
	2024	2023	$	%
Revenues	$43	$-	$43	n/a
Cost of revenues	-	-	-	-
Gross profit	43	-	43	n/a

Operating expenses:
Research and development	6,025	5,667	358	6%
Selling, general and administrative	4,988	5,729	(741)	(13)%
Total operating expenses	11,013	11,396	(383)	(3)%
Loss from operations	(10,970)	(11,396)	426	4%
Other income (expense), net
Change in fair value of common stock warrant liability	1,772	1,709	63	4%
Interest income (expense), net	384	108	276	256%
Transaction costs allocated to common stock warrant liability	-	(653)	653	n/a %
Total other income (expense), net	2,156	1,164	992	85%
Net loss	$(8,814)	$(10,232)	$1,418	14%

Research and Development

The following table summarizes our research and development expenses (in thousands):

	Years Ended December 31,		Increase / (Decrease)
	2024	2023	$
Manufacturing and other research and development	$1,821	$1,498	$323
Clinical development	2,689	2,842	(153)
Personnel	1,388	1,072	316
Regulatory	245	351	(106)
Clinical site payments for RenovoCath devices	(118)	(96)	(22)
Total research and development	$6,025	$5,667	$358

Research and development expenses were $6.0 million for the year ended December 31, 2024 compared to $5.7 million for the year ended December 31, 2023, an increase of $0.3 million. The period-over-period increase in research and development expenses is primarily driven by $0.3 million increase in manufacturing and non-recurring engineering costs to scale manufacturing to support the commercial effort on our RenovoCath delivery system. Clinical development expenses decreased by $0.2 million, which includes a decrease in professional and consulting fees and our Phase III clinical trial study. Personnel expenses for employees and benefits increased by $0.3 million, which is primarily due to an increase in employee incentive compensation of $0.2 million. Regulatory expense decreased by $0.1 million primarily due to the reduction in consulting expenses. Cash payments made for use of RenovoCath delivery devices used in our Phase III clinical trial were relatively flat for the year ended December 31, 2024 compared to the previous year. Payments received from clinical trial sites for the devices have been adequate to cover our direct costs of manufacturing the RenovoCath delivery devices and to offset research and development expenses. We expect research and development expenses to increase during 2025 as we continue our commercialization activities for our RenovoCath device and progress our Phase III TIGeR-PaC clinical trial study for IAG.

Selling, General and Administrative Expenses

The following table summarizes our selling, general and administrative expenses (in thousands):

	Years Ended December 31,		Increase / (Decrease)
	2024	2023	$
Professional services and other	$1,922	$2,726	$(804)
Personnel	2,691	2,468	223
Legal fees	375	535	(160)
Total selling, general and administrative	$4,988	$5,729	$(741)

Selling, general and administrative expenses were $5.0 million for the year ended December 31, 2024 compared to $5.7 million for the year ended December 31, 2023, a decrease of $0.7 million. The period-over-period decrease in selling, general and administrative expenses was primarily attributable to a decrease in professional and consulting fees of $0.5 million, a decrease in directors and officers insurance of $0.2 million, and a $0.1 million increase in the allocation of selling, general and administrative expenses to research and development. Personnel expenses for employees and benefits increased by $0.2 million, which is primarily due to an increase in employee incentive compensation. Legal fees decreased by $0.2 million for the year ended December 31, 2024 compared to the previous year. The decrease was primarily due to transitioning to a new firm to lower expenses. We anticipate selling, general and administrative expenses to increase next year as we progress with our commercialization activities for our RenovoCath device.

Interest (Expense) Income, Net (in thousands)

	Years Ended December 31,		Increase / (Decrease)
	2024	2023	$
Interest income (expense), net	$384	$108	$276

Interest income was $0.4 million and $0.1 million for the years ended December 31, 2024 and 2024, respectively. Interest income represents income earned on excess operating cash invested in short-term U.S. Treasury bills. The increase of $0.3 million in interest income was due to an increase in our average cash balance held in U.S. Treasury bills primarily from the closing of two financings in early 2024.

Change in Fair Value of Common Stock Warrant Liability (in thousands)

	Years Ended December 31,		Increase / (Decrease)
	2024	2023	$
Change in fair value of common stock warrant liability	$1,772	$1,709	$63

The change in fair value of common stock warrant liability was $1.8 million and $1.7 million for the years ended December 31, 2024 and 2023, respectively. The increase of $0.1 million was primarily due to the fair value of the common stock warrant due to a decrease in our common stock price during the period.

Transaction Costs Allocated to Warrant Liability (in thousands)

	Years Ended December 31,		Increase / (Decrease)
	2024	2023	$
Transaction costs allocated to warrant liability	$-	$(653)	$653

Transaction costs allocated to the common stock warrants from the Registered Direct Offering (“RDO”) were $0.7 million for the period ended December 31, 2023.

Liquidity and Capital Resources

From our inception through December 31, 2024, we have raised an aggregate of $59.2 million, primarily from private placements of convertible preferred stock, convertible debt securities, the issuance of securities in public and private placement offerings and the exercise of common stock warrants and common stock options. After deducting underwriting discounts and commissions, placement agent fees and other offering expenses, our net proceeds from these offerings were $53.5 million. As of December 31, 2024, the Company had cash and cash equivalents of $7.2 million (although we raised an additional $10.9 million in net proceeds through a public offering completed in February 2025). As used herein, the term “common stock” refers to the Company’s common stock, par value $0.0001 per share.

We have incurred significant losses and negative cash flows from operations since our inception. For the year ended December 31, 2024, we recorded a net loss of $8.8 million and an accumulated deficit of $50.2 million. Depending on our commercialization efforts with RenovoCath, we do not expect to generate positive cash flows from operations in the foreseeable future. We also expect to incur losses from our clinical activities until regulatory approval is granted for its first product candidate, IAG. Regulatory approval is not guaranteed and may never be obtained. We may also pursue other revenue-generating strategies such as licensing or collaboration agreements or marketing its proprietary catheter device on a standalone basis. No assurances can be made that we will pursue these strategies, and even if it does, there is a risk that we will be unable to generate revenue from such activities.

We believe we will be able to raise additional required capital through debt financings, private or public equity financings, license agreements, collaborative agreements or other arrangements with other companies, or other sources of financing. There can be no assurance that such financing will be available or will be at terms acceptable to us. The inability to raise capital as and when needed would have a negative impact on our liquidity, financial condition and its ability to pursue its business strategy. We will need to generate significant revenue from commercial sales of RenovoCath or otherwise to achieve profitability, and we may never do so.

On November 10, 2022, we filed an omnibus shelf registration statement on Form S-3 that provides for the aggregate offerings of up to $50.0 million of our securities subject to various limitations, including limited sales in any twelve-month period while the Company is subject to the “baby-shelf” rules. On February 10, 2025, we closed a public offering subject to the baby-shelf limitations rules and raised an aggregate of $12.1 million (see “Note 14. Subsequent Events” in notes to the accompanying financial statements). As a result of such offering, we presently have very little capacity under such omnibus shelf registration statement.

We also previously filed a registration statement on Form S-1 to register the cash exercise of our outstanding warrants from our initial public offering including underwriter and certain private warrants. Cash exercise of these outstanding warrants is only expected to occur (if at all) when the trading price of the common stock is in excess of the $10.80 per share exercise price of such outstanding warrants.

On April 3, 2023, we completed a registered direct offering (“RDO”) utilizing our omnibus shelf registration statement for the purchase and sale of 1,557,632 shares of common stock (or pre-funded common stock warrants) to a certain institutional investor. In a concurrent private placement, we issued to the investor unregistered common stock warrants to purchase up to 1,947,040 shares of common stock (the “April 2023 Warrant”). The aggregate gross proceeds from this offer were $5.0 million, and the net offering proceeds were $4.3 million after deducting placement agent fees and placement agent’s expenses of $0.4 million and other professional expenses of $0.3 million.

On January 26, 2024, we completed a private placement to 92 accredited investors with gross proceeds of $6.1 million before deducting placement agent fees and other offering expenses of approximately $0.7 million. In this private placement, we issued 6,133,414 shares of common stock and common stock warrants to purchase up to an aggregate of 6,133,414 shares of common stock, which expire five years on January 26, 2029. In connection with such private placement, we entered into a placement agent agreement as additional compensation to the placement agent, and issued common stock warrants to purchase up to an aggregate of 511,940 shares of common stock (the “January 2024 PA Warrants”), which warrants expire five years from the issuance date. The significant majority of the warrants issued in this private placement have an exercise price of $0.99 per share. The warrants purchased by our directors, officers, employees and consultants in this private placement have an exercise price of $1.22 per share.

On April 11, 2024, we completed another private placement offering to 172 accredited investors, issuing common stock, pre-funded warrants, Series A warrants, and Series B warrants. The aggregate gross proceeds from this offering were $11.1 million, and the net offering proceeds were $9.6 million after deducting placement agent fees of $1.3 million and other professional expenses of $0.2 million. In conjunction with the issuance of 6,960,864 shares of common stock, we bundled the offering with: (i) a pre-funded warrant exercisable for 951,500 shares of common stock at an exercise price of $0.0001 per share, with an unlimited term and immediate exercisability upon issuance, subject to specific beneficial ownership limitations; (ii) Series A warrants exercisable for 7,912,364 shares of common stock at $1.22 per share, valid for 5 years and immediately exercisable subject to customary adjustments and beneficial ownership limitations; (iii) Series B warrants exercisable for 3,956,182 shares of common stock at $1.22 per share, valid for 2 years and immediately exercisable subject to customary adjustments and beneficial ownership limitations. We have the right to call the Series B warrants under certain conditions. Additionally, as compensation to the placement agent, we issued warrants on the same date to purchase up to an aggregate of 701,243 shares of common stock (the “April 2024 PA Warrants”) at $1.69 per share over a 5-year term, with provisions for cashless exercise if the shares are unregistered or no current prospectus is available for resale. The April 2024 PA Warrants become exercisable on October 11, 2024, subject to specific beneficial ownership limitations and customary adjustments.

As of the date of this Report, we believe that we have sufficient cash resources, including our shelf closing in February 2025 as described below, to allow us to fund our operating, investing and financing cash flow needs at least through the first half of 2026. The accompanying audited financial statements have been prepared assuming that we will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The accompanying audited financial statements do not reflect any adjustments relating to the recoverability and reclassification of assets and liabilities that might be necessary if we are unable to continue as a going concern.

We have (including our public offering closing in February 2025 as described under Sources of Liquidity below) and believe we will continue to be able to raise additional capital through debt financing, private or public equity financings, license agreements, collaborative agreements or other arrangements with other companies, or other sources of financing. However, there can be no assurances that such financing will be available or will be at terms acceptable to us, or at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our clinical trials or other operations. If any of these events occur, our ability to achieve our operational goals would be adversely affected. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described in the section titled “Risk Factors.” Depending on the severity and direct impact of these factors on us, we may be unable to secure additional financing to meet our operating requirements on commercially acceptable terms favorable to us, or at all.

Sources of Liquidity

Since our inception, we have been primarily a clinical stage company on our clinical development stage lead product candidate, novel drug-device combination product consists of intra-arterial delivery of gemcitabine (“IAG”) via RenovoCath for the treatment of LAPC. In 2024, we made the decision to launch an effort to commercialize our RenovoCath device as a standalone product within its FDA-cleared fields of use and upon our initial commercialization launch of RenovoCath, we generated revenue in the fourth quarter of 2024. We anticipate generating revenues from our RenovoCath commercialization efforts in 2025 with an anticipated quarter over quarter increase in revenue during the year. However, we have incurred significant operating losses and negative cash flows from operations and we anticipate that we will continue to incur net losses until our RenovoCath commercial efforts generates meaningful revenues, of which no assurances can be given.

On February 6, 2025, we entered into an underwriting agreement to investors pursuant to our shelf registration while subject to the baby-shelf rules. The financing closed on February 10, 2025, and we raised aggregate gross proceeds of $12.1 million. In connection with the offering, we sold to investors an aggregate of 11,523,810 shares of common stock. In connection with the closing of the offering, we issued to the underwriter warrants, as partial compensation for the underwriter’s services, and issued 576,191 common stock warrants expiring five years from the closing date. See “Note 14. Subsequent Events” in Notes to Financial Statements.

Cash Flows

Our primary uses of cash are to fund our operations including research and development, commercialization of our RenovoCath as a standalone device and selling, general and administrative expenses. We will continue to incur operating losses in the future and expect that our research and development and selling, general and administrative expenses will continue to increase as we continue our research and development efforts with respect to clinical development of our product candidates and further develop our platform, commercializing our stand-alone device and ensure we are complying with the requirements of being a public company. The cash used to fund operating expenses is impacted by the timing of when we pay expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

The following table summarizes our cash flows for the periods indicated (in thousands):

	2024	2023
Net cash (used in) provided by:
Operating activities	$(9,125)	$(10,258)
Investing activities	(12)	2,032
Financing activities	15,118	5,008
Increase (decrease) in cash and cash equivalents	$5,981	$(3,218)

Operating Activities

Net cash used in operating activities was $9.1 million for the year ended December 31, 2024, which was primarily attributable to our net loss of $8.8 million and non-cash charges of $0.6 million, adjusted for net changes in operating assets and liabilities of $0.3 million. Noncash charges included primarily stock-based compensation expense, and gain on the fair value of common stock warrants. Net cash used in operating activities for the year ended December 31, 2023 reflected a net loss of $10.2 million and noncash charges of $0.6 million, adjusted for net changes in operating assets and liabilities of $0.6 million. Noncash charges included primarily of stock-based compensation expense, and a gain on the fair value of common stock warrants.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2024 was $12,000 consisting of purchase of property and equipment. Net cash provided by investing activities for the year ended December 31, 2023 was $2.0 million consisted of proceeds of U.S. Treasury bills, which are classified as available-for-sale securities.

Financing Activities

Net cash provided by financing in the year ended December 31, 2024 was $15.1 million, consisting primarily of the two private placements for net proceeds of approximately $15.0 million and proceeds from exercise of stock options and common stock warrants of $0.1 million. Net cash provided by financing in the year ended December 31, 2023 was $5.0 million, consisting primarily of proceeds of $5.0 million from the issuance of common stock in our RDO.

Contractual Obligations and Other Commitments

In October 2024, we entered into a 36-month lease agreement, commencing on December 1, 2024, non-cancelable operating lease consisting of approximately 1,900 rentable square feet of office space in Mountain View, California. The lease has a one-time option to renew the term for an extension period of 36 months, see “Note 6. Leases, Commitments and Contingencies” in Notes to Financial Statements. Other than the new lease in October 2024, there have been no significant changes in our contractual obligations or other commitments as of December 31, 2024.

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

Revenue Recognition

We recognize revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). The provisions of ASC 606 require the following steps to determine revenue recognition: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations based on estimated selling prices; and (v) recognition of revenue when (or as) we satisfy each performance obligation. At contract inception, we assess the goods or services promised within each contract, determine whether each promised good or service is distinct and identify those that are performance obligations. We recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. With respect to our commercial sales activities for our RenovoCath device, we expect we will recognize revenue at the point in time that the customer obtains control, which is typically based upon the terms of delivery, but subject to the variables discussed above under “Components of Our Results of Operations – Revenue.”

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

Fair Value of Common Stock—Given the absence of a public trading market, prior to our initial public offering in August 2021, our Board considered numerous objective and subjective factors to determine the fair value of our common stock at each grant date. These factors included but were not limited to: (i) contemporaneous third-party valuations of common stock; (ii) the prices for preferred stock sold to outside investors; (iii) the rights and preferences of preferred stock relative to common stock; (iv) the lack of marketability of our common stock; (v) developments in the business; and (vi) the likelihood of achieving a liquidity event, such as an initial public offering or sale of the business, given prevailing market conditions. The methodology to determine the fair value of our common stock included estimating the fair value of the enterprise using the “back solve” method, which is a market approach that assigns an implied enterprise value by accounting for all share class rights and preferences based on the latest round of financing. The total equity value implied was then applied in the context of an option pricing model to determine the value of each class of our shares.

For grants issued after our initial public offering, we rely on the closing price of our common stock as reported on the date of grant to determine the fair value of our common stock, as shares of our common stock are traded in the public market.

Expected Term—The expected term represents the period that the stock-based awards are expected to be outstanding. We determine the expected term using the simplified method for pre-initial public offering and post-initial public offering awards. The simplified method deems the term to be the average of the time-to-vesting and the contractual life of the options.

Expected Volatility—Given the absence of a public trading market, pre-initial public offering and post-initial public offering, the expected volatility was estimated by taking the average historic price volatility for industry peers, consisting of several public companies in our industry that are either similar in size, stage, or financial leverage, over a period equivalent to the expected term of the awards.

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

Pre-Funded Common Stock Warrants and Common Stock Warrants

We evaluate Pre-Funded Common Stock Warrants and Common Stock Warrants issued in connection direct financing to determine whether such warrants qualify for equity classification, or meet the definition of a derivative instrument, classified as a liability on the Balance Sheets and measured at fair value at inception and at each reporting date with changes in fair value recognized in the Statements of Operations and Comprehensive Loss in the period of change.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 29, 2024, our Audit Committee received a letter from Baker Tilly US, LLP (“BT”) notifying the Audit Committee that BT has decided to resign as our independent registered public accounting firm effective immediately following the filing of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024. The reports of BT on our financial statements for the fiscal years ended December 31, 2023 and 2022 did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principle, except such reports included an explanatory paragraph relating to substantial doubt about our ability to continue as a going concern. During our fiscal year ended December 31, 2023 and 2022, and through the date of BT’s resignation, there were no disagreements (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and related instructions) between us and BT on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures which disagreements, if not resolved to the satisfaction of BT would have caused BT to make reference thereto in their report on the financial statements for such year. We disclosed for the fiscal years ended December 31, 2023 and 2022 that our internal control over financial reporting was not effective due to a material weakness in its internal controls. We provided BT with a copy of the disclosures it made in our Current Report on Form 8-K filed with the SEC on May 3, 2024 and requested that BT furnish us with a letter addressed to the SEC stating whether it agrees with the statements contained herein. A copy of BT’s letter, dated May 3, 2024, was filed as Exhibit 16.1 to the Current Report on Form 8-K and is incorporated by reference to this Annual Report as Exhibit 16.1.

On August 12, 2024, with the approval of the Audit Committee, the Audit Committee engaged Frank, Rimerman + Co. LLP (“Frank Rimerman”) as our independent public accounting firm to audit our financial statements for the fiscal year ending December 31, 2024 and to review our quarterly condensed financial statements for our fiscal quarter ending September 30, 2024. For our two most recent fiscal years, and in the subsequent interim period through the date of this Annual Report, neither we nor anyone on our behalf consulted with Frank Rimerman regarding: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither a written report nor oral advice was provided to us that Frank Rimerman concluded was an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K). Frank Rimerman previously served as our independent registered public accounting firm for our fiscal year ended December 31, 2020.

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

(b) Management’s Report on Internal Control over Financial Reporting

For the fiscal year ended December 31, 2024, our management identified a material weakness in our internal control over financial reporting related to our control environment. A material weakness is a deficiency, or combination of significant deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

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

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We incorporate herein by reference the relevant information concerning directors, executive officers and corporate governance to be included in our definitive proxy statement for the 2025 annual meeting of stockholders (the “2025 Proxy Statement”) under the caption “Board of Directors, Management and Corporate Governance”.

We have adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers and directors, including our Chief Executive Officer and other executive and senior financial officers. The full text of our Corporate Governance Guidelines and our Code of Business Conduct and Ethics is available on our website under the “Investors - Corporate Governance – Documents and Charters” tabs https://renovorx.com/investors/corporate-governance/documents-charters. We will post amendments to our Code of Business Conduct and Ethics or waivers of our Code of Business Conduct and Ethics for directors and executive officers on the same website.

ITEM 11. EXECUTIVE COMPENSATION

We incorporate herein by reference the relevant information concerning executive compensation to be included in the 2025 Proxy Statement under the captions “Executive Compensation,” and “Director Compensation”.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We incorporate herein by reference the relevant information concerning security ownership of certain beneficial owners and management to be included in the 2025 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and “Equity Compensation Plan Information”.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We incorporate herein by reference the relevant information concerning certain other relationships and related transactions to be included in the 2025 Proxy Statement under the captions “Corporate Governance” and “Certain Relationships and Related Party Transactions”.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

We incorporate herein by reference the relevant information concerning principal accountant fees and services to be included in the 2025 Proxy Statement under the caption “Principal Accountant Fees and Services”.

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

ITEM 16. FORM 10-K SUMMARY

None.

RENOVORX, INC.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Sixth Amended and Restated Certificate of Incorporation of RenovoRx, Inc.	8-K	001-40738	3.1	August 31, 2021

3.2	Amended and Restated Bylaws of RenovoRx, Inc.	8-K	001-40738	3.1	September 11, 2023

4.1	Form of Private Common Stock Warrant (related to the 2020 Convertible Notes and 2021 Convertible Notes)	10-Q	001-40738	4.1	November 15, 2021

4.2	Form of Underwriter’s Warrant	S-1	333-258071	4.1	August 25, 2021

4.3	Form of Warrant Agent Agreement (including the terms of the Warrants)	S-1	333-258071	4.2	August 25, 2021

4.4	Specimen Stock Certificate evidencing the Shares of Common Stock	S-1	333-258071	4.4	August 25, 2021

4.5	Form of Warrant Certificate	S-1	333-258071	4.5	August 25, 2021

4.6	Form of Pre-Funded Common Stock Purchase Warrant	8-K	001-40738	4.1	April 3, 2023

4.7	Form of Common Stock Purchase Warrant	8-K	001-40738	4.2	April 3, 2023

4.8	Form of Warrant to Purchase Common Stock Issued in January 2024 Private Placement	8-K	001-40738	10.3	January 29, 2024

4.9	Form of Placement Agent Warrant Issued in January 2024 Private Placement	8-K	001-40738	10.5	January 29, 2024

4.10	Form of Pre-Funded Common Stock Purchase Warrant issued in April 2024 Private Placement	8-K	001-40738	10.2	April 15, 2024

4.11	Form of Series A Warrant to Purchase Common Stock issued in April 2024 Private Placement	8-K	001-40738	10.3	April 15, 2024

4.12	Form of Series B Warrant to Purchase Common Stock issued in April 2024 Private Placement	8-K	001-40738	10.4	April 15, 2024

4.13	Form of Placement Agent Warrant to Purchase Common Stock issued in April 2024 Private Placement	8-K	001-40738	10.5	April 15, 2024

4.14	Common Stock Purchase Warrant Issued to Medical Murray, Inc., dated September 25, 2024	10-Q	001-40738	4.14	November 13, 2024

4.15	Form of Underwriter Warrant issued in February 2025 Public Offering	8-K	001-40738	4.1	February 10, 2025

4.16	Description of Securities	10-K	001-40738	4.6	March 30, 2022

10.1	Amended and Restated Investor Rights Agreement, dated as of April 18, 2018	10-Q	001-40738	10.1	November 15, 2021

10.2†	Amended and Restated 2021 Omnibus Equity Incentive Plan and Forms of Stock Option Grant Notice and Option Agreement	10-K	001-40738	10.2	March 30, 2022

10.3†	Amended and Restated Outside Director Compensation Policy	10-K	001-40738	10.3	April 1, 2024

10.4†	Confirmatory Offer Letter, by and between RenovoRx, Inc. and Shaun Bagai, dated November 11, 2021	10-Q	001-40738	10.4	November 15, 2021

10.5†	Consulting Agreement, by and between RenovoRx, Inc. and Ramtin Agah, M.D., dated January 1, 2018	10-Q	001-40738	10.5	November 15, 2021

10.6†	Amendment to Consulting Agreement, by and between RenovoRx, Inc. and Ramtin Agah, M.D., dated November 11, 2021	10-Q	001-40738	10.6	November 15, 2021

10.7†	Amendment to Consulting Agreement, by and between RenovoRx, Inc. and Ramtin Agah, M.D., dated January 25, 2022	10-K	001-40738	10.7	March 30, 2022

10.8†	Change in Control and Severance Agreement, by and between RenovoRx, Inc. and Shaun Bagai, effective as of November 11, 2021	10-Q	001-40738	10.7	November 15, 2021

10.9†	Change in Control and Severance Agreement, by and between RenovoRx, Inc. and Ramtin Agah, M.D., effective as of November 11, 2021	10-Q	001-40738	10.8	November 15, 2021

10.10†	Key Service Provider Incentive Compensation Plan	10-Q	001-40738	10.9	November 15, 2021

10.11†	Form of Indemnification Agreement	S-1	333-258071	10.7	August 25, 2021

10.12+	Master Supply Agreement, by and between Medical Murray, Inc. and RenovoRx, Inc., dated October 28, 2019	S-1	333-258071	10.11	August 25, 2021

10.13†	Consulting Agreement by and between RenovoRx, Inc. and Danforth Advisors, LLC, dated April 25, 2022	8-K	001-40738	10.1	July 19, 2022

10.14†	Offer Letter between RenovoRx, Inc. and Angela Gill Nelms, dated August 15, 2022	8-K	001-40738	10.1	September 19, 2022

10.15†	Change in Control and Severance Agreement by and between RenovoRx, Inc. and Angela Gill Nelms, dated August 17, 2022	8-K	001-40738	10.2	September 19, 2022

10.16†	Form of Placement Agency Agreement by and between RenovoRx, Inc. and Roth Capital Partners, LLC, dated March 30, 2023	8-K	001-40738	10.1	April 3, 2023

10.17†	Form of Securities Purchase Agreement	8-K	001-40738	10.2	April 3, 2023

10.18	Subscription Agreement, by and between RenovoRx, Inc. and the investors thereto	8-K	001-40738	10.1	January 29, 2024

10.19	Offering Extension, dated January 12, 2024	8-K	001-40738	10.2	January 29, 2024

10.20	Placement Agent Agreement, by and between RenovoRx, Inc. and Paulson Investment Company, LLC, dated November 14, 2023	8-K	001-40738	10.4	January 29, 2024

10.21	Amended and Restated Offer Letter, by and between RenovoRx, Inc. and Ronald B. Kocak	8-K	001-40738	10.1	February 9, 2024

10.22	Amended and Restated Offer Letter, by and between RenovoRx, Inc. and Leesa Gentry	8-K	001-40738	10.1	March 14, 2024

10.23	Form of Subscription Agreement (April 2024 Private Placement)	8-K	001-40738	10.1	April 15, 2024

10.24†	Change in Control and Severance Agreement, by and between RenovoRx, Inc. and Ron Kocak, effective as of June 6, 2024	8-K	001-40738	10.1	June 7, 2024

16.1	Letter from Baker Tilly US, LLP, dated May 3, 2024	8-K	001-40738	16.1	May 3, 2024

19.1	Insider Trading Policy	10-K	001-40738	19.1	April 1, 2024

23.1	Consent of Baker Tilly US, LLP	Filed herewith

23.2	Consent of Frank, Rimerman + Co. LLP	Filed herewith

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).	Filed herewith

31.2	Certification of Principal Accounting Officer Pursuant to Rule 13a-14(a)/15d-14(a).	Filed herewith

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.	Furnished herewith

32.2*	Certification of Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350.	Furnished herewith

97.1	Policy Related to Recovery of Erroneously Awarded Compensation, adopted September 7, 2023	10-K	001-40738	97.1	April 1, 2024

101.INS	Inline XBRL Taxonomy Extension Instance Document (the instance document does not appear on the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Link base Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Interactive Data Files submitted as Exhibit 101).	Filed herewith

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

RENOVORX, INC.

Date: March 31, 2025	/s/ Shaun R. Bagai
Shaun R. Bagai
Chief Executive Officer

Date: March 31, 2025	/s/ Ronald B. Kocak
Ronald B. Kocak
VP Controller and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Shaun R. Bagai	Chief Executive Officer, Director	March 31, 2025
Shaun R. Bagai	(Principal Executive Officer)

/s/ Ronald B. Kocak	VP, Controller and Principal Accounting Officer	March 31, 2025
Ronald B. Kocak	(Principal Accounting Officer)

/s/ Ramtin Agah	Chairman of the Board of Directors	March 31, 2025
Ramtin Agah, M.D.

/s/ Laurence J. Marton	Director	March 31, 2025
Laurence J. Marton, M.D.

/s/ Una S. Ryan	Director	March 31, 2025
Una S. Ryan, O.B.E., Ph.D., D.Sc.

/s/ Kirsten Angela Macfarlane	Director	March 31, 2025
Kirsten Angela Macfarlane

/s/ Robert J. Spiegel	Director	March 31, 2025
Robert J. Spiegel, M.D., FACP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of RenovoRx, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of RenovoRx, Inc. (the “Company”) as of December 31, 2024, and the related statements of operations, convertible preferred stock and stockholders’ equity, and cash flows, for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of RenovoRx, Inc. as of December 31, 2024, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The financial statements of the Company as of and for the year ended December 31, 2023, were audited by other auditors whose report, dated April 1, 2024, except for Note 11, as to which the date is March 31, 2025, expressed an unqualified opinion on those statements. We were not engaged to audit, review, or apply any procedures to the 2023 financial statements of the Company and, accordingly, we do not express an opinion or any other form of assurance on the 2023 financial statements taken as a whole.

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

/s/ Frank, Rimerman + Co. LLP

We served as the Company’s auditor from 2019 to 2021. We were subsequently re-engaged during the third quarter of 2024.

San Francisco, California

March 31, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of RenovoRx, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of RenovoRx, Inc. (the “Company”) as of December 31, 2023, the related statements of operations and comprehensive loss, convertible preferred stock and stockholders’ deficit, and cash flows for the year then ended, and the related notes to the financial statements (collectively the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Baker Tilly US, LLP

We served as the Company’s auditor from 2021 to 2024.

Irvine, California

April 1, 2024, except for Note 11, as to which the date is March 31, 2025

RenovoRx, Inc.

Balance Sheets

(in thousands, except share and per share amounts)

	As of December 31,
	2024	2023

Assets
Current assets:
Cash and cash equivalents	$7,154	$1,173
Accounts receivable	43	-
Prepaid expenses	328	168
Other current assets	303	24
Deferred offering costs	-	101
Total current assets	7,828	1,466
Right-of-use operating asset	278	-
Property and equipment, net	12	-
Total assets	$8,118	$1,466

Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$586	$561
Accrued expenses	1,323	614
Total current liabilities	1,909	1,175
Common stock warrant liability	1,519	3,291
Operating lease liability, net of current portion	212	-
Total liabilities	3,640	4,466
Commitments and contingencies (Note 6)

Convertible preferred stock and stockholders’ equity (deficit):
Convertible preferred stock, $0.0001 par value; 15,000,000 shares authorized as of December 31, 2024 and 2023, respectively; zero shares issued and outstanding at December 31, 2024 and 2023, respectively	-	-
Common stock, $0.0001 par value, 250,000,000 shares authorized at December 31, 2024, and 2023, respectively; 24,034,672 and 10,693,580 shares issued and outstanding as of December 31, 2024, and 2023, respectively	2	1
Additional paid-in capital	54,695	38,404
Accumulated other comprehensive income	-	-
Accumulated deficit	(50,219)	(41,405)
Total convertible preferred stock and stockholders’ (deficit) equity	4,478	(3,000)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$8,118	$1,466

The accompanying notes are an integral part of these financial statements.

RenovoRx, Inc.

Statements of Operations

(in thousands, except share and per share amounts)

	Years Ended December 31,
	2024	2023

Revenues	$43	$-
Cost of revenues	-	-
Gross profit	43	-

Operating expenses:
Research and development	6,025	5,667
Selling, general and administrative	4,988	5,729
Total operating expenses	11,013	11,396

Loss from operations	(10,970)	(11,396)
Change in fair value of warrant liability	1,772	1,709
Interest income (expense), net	384	108
Financing costs allocated to warrant	-	(653)
Total other income (expense), net	2,156	1,164
Net loss	$(8,814)	$(10,232)
Net loss per share, basic and diluted	$(0.40)	$(0.99)

Weighted-average shares of common stock outstanding, basic and diluted	22,271,163	10,290,667

The accompanying notes are an integral part of these financial statements.

RenovoRx, Inc.

Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit)
Balance—December 31, 2022	-	$-	9,097,701	$1	$37,318	$17	$(31,173)	$6,163
Issuance of common stock upon exercise of stock options	-	-	8,247	-	8	-	-	8
Issuance of restricted stock awards	-	-	30,000	-	-	-	-	-
Issuance of common stock upon the registered direct offering	-	-	1,000,000	-	-	-	-	-
Issuance and exercise of common stock warrants upon the registered direct offering	-	-	557,632	-	-	-	-	-
Stock-based compensation expense	-	-	-	-	1,078	-	-	1,078
Other comprehensive income	-	-	-	-	-	(17)	-	(17)
Net loss	-	-	-	-	-	-	(10,232)	(10,232)
Balance—December 31, 2023	-	-	10,693,580	$1	$38,404	$-	$(41,405)	$(3,000)

Issuance of common stock upon the private placement offering	-	-	13,094,278	1	15,015	-	-	15,016
Issuance of restricted stock awards	-	-	120,000	-	-	-	-	-
Issuance of common stock upon exercise of stock options	-	-	93,481	-	69	-	-	69
Issuance of common stock upon exercise of common stock warrants	-	-	33,333	-	33	-	-	33
Stock-based compensation expense	-	-	-	-	1,174	-	-	1,174
Net loss	-	-	-	-	-	-	(8,814)	(8,814)
Balance—December 31, 2024	-	$-	24,034,672	$2	$54,695	$-	$(50,219)	$4,478

The accompanying notes are an integral part of these financial statements.

RenovoRx, Inc.

Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(8,814)	$(10,232)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,174	1,078
Change in fair value of common stock warrants classified as a liability	(1,772)	(1,709)
Non-cash lease expense	7	-
Changes in operating assets and liabilities:
Prepaid expenses	(160)	633
Other assets	(221)	(101)
Accounts payables	25	27
Accrued expenses	636	46
Net cash used in operating activities	(9,125)	(10,258)

Cash flows from investing activities:
Proceeds from the sale of investments	-	2,032
Purchase of property and equipment	(12)	-
Net cash (used in) provided by investing activities	(12)	2,032

Cash flows from financing activities:
Proceeds from common stock and pre-funded common stock warrants	15,016	5,000
Proceeds from exercise of stock options	69	8
Proceeds from exercise of common stock warrants	33	-
Net cash provided by financing activities	15,118	5,008
Net increase (decrease) in cash and cash equivalents	5,981	(3,218)
Cash and cash equivalents:
Beginning of year	1,173	4,391
End of year	$7,154	$1,173
Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$2	$38
Cash paid for interest	$21	$14
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Fair value of common stock warrant classified as a liability	$-	$3,291
Right-of-use assets obtained in exchange for lease obligations	$285	$-

The accompanying notes are an integral part of these financial statements.

RenovoRx, Inc.

Notes to Financial Statements

1. Business and Principal Activities

Description of Business

RenovoRx, Inc. (the “Company”) was incorporated in the state of Delaware in December 2012 and operates from its headquarters in Mountain View, California. The Company is a life sciences company offering RenovoCath®, a novel, U.S. Food and Drug Administration (“FDA”)-cleared local drug-delivery device, targeting high unmet medical needs, with a present focus on difficult to treat cancers. The Company is both a clinical stage and a commercial stage enterprise. The Company’s clinical stage lead product candidate is a novel drug-device combination product consisting of intra-arterial delivery of the chemotherapy gemcitabine via RenovoCath and which is referred to herein as “IAG.” IAG is currently the subject of a pivotal Phase III clinical study for the treatment of locally advanced pancreatic cancer (“LAPC”). At the same time, the Company is commercializing RenovoCath for standalone use by interventional radiologists, oncologists and other medical professionals who can use RenovoCath to treat patients within its FDA-cleared fields of use.

Liquidity and Capital Resources

From the Company’s inception through December 31, 2024, it has raised an aggregate of $59.2 million from private placements of convertible preferred stock, convertible debt securities, the issuance of securities in the Company’s August 2021 initial public offering (the “IPO”), and the exercise of warrants and common stock options. As of December 31, 2024, the Company had cash and cash equivalents of $7.2 million.

The Company has incurred significant losses and negative cash flows from operations since its inception. For the year ended December 31, 2024, the Company reported a net loss of $8.8 million and an accumulated deficit of $50.2 million and does not expect to generate positive cash flows from operations in the foreseeable future. The Company expects to incur significant and increasing losses until regulatory approval is granted for its first product candidate, IAG. Regulatory approval is not guaranteed and may never be obtained. The Company believes it will be able to raise additional capital through debt financings, private or public equity financings, license agreements, collaborative agreements or other arrangements with other companies, or other sources of financing. There can be no assurance that such financing will be available or will be at terms acceptable to the Company. The inability to raise capital as and when needed would have a negative impact on the Company’s liquidity financial condition and its ability to pursue its business strategy. The Company will need to generate significant revenue to achieve profitability, and it may never do so.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and has reviewed the relevant conditions and events surrounding its ability to continue as a going concern including among others: historical losses, projected future results, negative cash flows from operations, including cash requirements for the upcoming year, funding capacity, net working capital, total stockholders’ equity and future access to capital. Based upon this review and the Company’s current financial condition, the Company has concluded its current cash and cash equivalents will be sufficient to fund its operations through at least the next 12 months from the issuance of this report.

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

Certain prior period amounts and disclosures in the financial statements and accompanying notes have been reclassified or modified to conform to the current period’s presentation.

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

Concentration of Credit Risk and Significant Suppliers

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains bank deposits in federally insured financial institutions and these deposits may exceed federally insured limits of $250,000 per depositor. The Company is exposed to credit risk in the event of default by the financial institutions holding its cash and cash equivalents to the extent recorded in the balance sheets. The Company has not experienced any losses on its deposits of cash and cash equivalents to date.

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

Operating Segment

The Company operates and manages its business as one reportable and operating segment, which is the development of a therapy platform to deliver de-risked small molecules for localized treatment of solid cancer tumors. The Company’s chief executive officer (“CEO”), who is the Chief Operating Decision Maker (“CODM”), reviews financial information on an aggregate basis for allocating resources and evaluating financial performance, see “Note 11. Segment Information” in Notes to Financial Statements.

Net Loss per Share

Basic net loss per common share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding during the period, without consideration of common stock equivalents. Diluted net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock and common stock equivalents of potentially dilutive securities outstanding for the period determined using the treasury stock and if-converted methods. Potentially dilutive common stock equivalents are comprised of convertible preferred stock, convertible notes, and warrants including options and restricted stock awards outstanding under the Company’s Equity Incentive Plan. For the years ended December 31, 2024 and 2023, there was no difference in the number of shares used to calculate basic and diluted shares outstanding as the inclusion of the potentially dilutive securities would be anti-dilutive.

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

Accounts Receivable

Accounts receivable represents amounts arising from product sales and are reported at outstanding amounts where management has the intent and ability to collect and are recorded net of allowances for returns and credit losses. The Company estimates an allowance for credit losses by considering factors such as credit quality, the age of the accounts receivable balances, and current economic conditions that may impact a customer’s ability to pay. The Company has no historical write-offs of its accounts receivable and its payment terms are generally less than 90 days from the invoice date. The Company evaluates the creditworthiness of each counterparty on a regular basis. As of December 31, 2024, the credit profiles for these counterparties were deemed to be in good standing and, as such, an allowance for credit losses was not recorded.

Property and Equipment, Net

Property and equipment are recorded at cost, net of accumulated depreciation and represent furniture and fixtures on the Company’s new occupied office lease space. The furniture and fixtures are treated as a group asset and no depreciation was recorded for the year ended December 31, 2024, as additional purchases are pending for fiscal year 2025. Depreciation expense will be recorded using the straight-line method over the estimated useful life of seven years. Repairs and maintenance costs that do not extend the useful life are expensed as incurred.

Leases

The Company determines if an arrangement is a lease at contract inception. Operating lease assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent the Company’s obligation to make payments arising from the lease. Operating lease assets and liabilities are recognized at the commencement date of the lease based upon the present value of lease payments over the lease term. When determining the lease term, the Company includes options to extend or terminate the lease when it is reasonably certain that the Company will exercise those options. The Company utilizes the Company’s incremental borrowing rate when the implicit interest rate is not readily determinable based upon the information available at the commencement date of the lease in determining the present value of the lease payments and the implicit interest rate when readily determinable.

The lease payments used to determine the Company’s operating lease assets may include lease incentives, stated rent increases and escalation clauses linked to rates of inflation, when determinable, and are recognized in the Company’s operating lease assets in the Company’s consolidated balance sheets. In addition, the Company’s contracts may contain lease and non-lease components. The Company combines lease and non-lease components, which are accounted for together as lease components.

The Company’s operating leases are reflected in the right-of-use operating asset; operating lease liability, current portion; and operating lease liability, net of current portion in the Company’s balance sheets. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Short-term leases, defined as leases that have a lease term of 12 months or less at the commencement date, are not recorded on the Company’s balance sheets and are recognized in the statements of operations and loss on a straight-line basis over the term of the lease.

Variable lease payments are the amounts owed by the Company to a lessor that are not fixed, such as reimbursement for common area maintenance and utilities costs for facility leases. Variable lease payments are expensed when incurred.

Warranties

The Company generally provides warranties for its products from manufacturing defects on a limited basis for a period of up to 120 days after purchase. During the term of the warranty, if the device fails to operate properly from defects in materials and workmanship, the Company will replace the defective product.

The Company estimates the costs that it may incur under its warranty program based on the number of units sold, historical and anticipated rates of warranty claims, and cost per claim. The Company has not experienced any warranty claims to date, and significant warranty claims are not expected, and accordingly no liability for warranty claims was recorded for the year ended December 31, 2024.

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). The provisions of ASC 606 require the following steps to determine revenue recognition: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations based on estimated selling prices; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation. At contract inception, the Company assesses the goods or services promised within each contract, determines whether each promised good or service is distinct and identifies those that are performance obligations. The Company recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

The Company derives revenue through sales of its FDA-cleared catheter drug-delivery device, RenovoCath, directly to end users, which began sales in the fourth quarter of 2024. To date, the Company has sold all product to one customer, a hospital. The Company considers customer purchase orders, which in some cases are governed by master sales agreements or standard terms and conditions, to be the contracts with a customer. The Company’s contracts with customers typically contain a single performance obligation, which is the delivery of the RenovoCath stand-alone device and generally with payment terms expected net 30 days upon shipment of device. The Company recognizes revenue from sales of products at the point in time that the customer obtains control, which is typically based upon the terms of delivery. In determining the transaction price, the Company evaluates whether the price is subject to refund or adjustment to determine the net consideration to which it expects to be entitled. The only type of variable consideration the Company offers is limited return rights relating primarily to product damage or defects identified upon receipt, and therefore the Company expects minimal returns. Returns are estimated taking into consideration several factors including these limited product return rights, historical return activity, and other relevant factors. The Company has not experienced any product returns to date, and accordingly no allowance for returns was recorded for the year ended December 31, 2024.

The costs associated with the sales of RenovoCath devices during 2024 were expensed as research and development in prior periods as part of our clinical trial which was approximately $2,000. As of December 31, 2024, the Company had approximately $7,000 of zero-cost RenovoCath inventory expected to be sold in 2025.

Research and Development Costs

Research and development expenses are charged to expense as incurred. Research and development expenses includes personnel costs including salaries, benefits and stock-based compensation. In addition, it includes expenses for consultants that support clinical trial studies, materials costs, external clinical drug product manufacturing costs, outside services costs, regulatory activities including filing fees, fees for maintaining licenses and other amounts due to third-party agreements, laboratory materials, clinical trial, as noted above, and supplies to support our research activities, including allocated facility and selling, general and administrative indirect overhead related costs. The Company also receives payments from clinical trial sites for RenovoCath delivery devices used in the Phase III clinical trial. Payments received from clinical sites cover the direct costs of manufacturing the RenovoCath delivery devices and offset research and development expenses were $118,000 and $96,000 for December 31, 2024 and 2023, respectively.

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

Selling, General and Administrative

Selling, general and administrative expenses consist of salaries, benefits, and stock-based compensation for personnel in executive, finance and administrative functions, professional services and associated costs related to accounting, tax, audit, legal, intellectual property, consulting costs, conferences and travel, including allocated facility and selling, general and administrative indirect overhead related costs to research and development expenses. Selling, general and administrative expenses are expensed in the period incurred.

Marketing

The Company implements a comprehensive multi-channel digital marketing program focused on growing awareness around its therapeutic offerings and its pipeline of clinical stage drug candidates. The marketing efforts aim is to increase Company awareness focusing on name recognition, disease awareness, current treatment alternative options and recent clinical accomplishments and successes. Marketing expenses are classified as selling, general and administrative expenses and are expensed in the period incurred. Marketing expenses were $413,000 and $530,000 for December 31, 2024 and 2023, respectively.

Stock-Based Compensation

The Company estimates the fair value of stock options using the Black-Scholes option pricing model, which incorporates various assumptions including volatility, expected term and risk-free interest rate. Compensation related to service-based awards is recognized starting on the grant date on a straight-line basis over the vesting period, which is generally four years. Forfeitures are recorded as they occur.

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

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) (ASU 2020-06): Accounting for Convertible Instruments and Contracts in an Entity, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The updated guidance is effective on a prospective basis for annual reporting periods beginning after December 15, 2023 and for interim periods within those periods. The Company was early adopted on January 1, 2022 and the pronouncement did not have any material impact on the Company’s financial position or results of operations.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting - Improvements to Reportable Segment Disclosures (Topic 280), which requires disclosure of incremental segment information on an annual and interim basis and also requires companies with a single reportable segment to provide all disclosures required by this ASU and all existing segment disclosures in Accounting Standard Codification (“ASC”) 280, “Segment Reporting.” The requirements of the ASU are effective for fiscal years beginning after December 15, 2023 and interim periods beginning after December 15, 2024. The Company adopted the new standard effective December 31, 2024. The adoption of the standard did not have a material impact on the Company’s financial statements.

Recently Issued Accounting Pronouncements

In December 2023, FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09). ASU 2023-09 modifies the rules on income tax disclosures to enhance the transparency and decision-usefulness of income tax disclosures, particularly in the rate reconciliation table and disclosures about income taxes paid. The amendments are intended to address investors’ requests for income tax disclosures that provide more information to help them better understand an entity’s exposure to potential changes in tax laws and the ensuing risks and opportunities and to assess income tax information that affects cash flow forecasts and capital allocation decisions. The guidance also eliminates certain existing disclosure requirements related to uncertain tax positions and unrecognized deferred tax liabilities. The guidance is effective for all entities for annual periods beginning after December 15, 2025. All entities should apply the guidance prospectively but have the option to apply it retrospectively. Early adoption is permitted. The Company is continuing to assess the timing of adoption and the potential impacts of ASU 2023-09 on the financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) (ASU 2024-03). ASU 2024-03 modifies the rules on income statement disclosures to enhance the transparency of and include more detailed information about the types of expenses, including purchases of inventory, employee compensation, depreciation, amortization, and depletion, in commonly presented expense captions such as cost of sales, research and development, and selling, general and administrative expenses. The amendments are intended to address investors’ requests for income statement expense disclosures that provide more information to help them better understand the components of an entity’s expenses, make their own judgments about the entity’s performance, and more accurately forecast expenses, and enable investors to better assess an entity’s prospects for future cash flows. It will also provide contextual information for an entity’s presentation and consideration of management’s discussion and analysis of financial position and results of operations. The guidance is effective for all entities for annual periods beginning after December 15, 2026. All entities should apply the guidance prospectively but have the option to apply it retrospectively. Early adoption is permitted. The Company is continuing to assess the timing of adoption and the potential impacts of ASU 2024-03 on the financial statements and related disclosures.

3. Property and Equipment, Net

Furniture and equipment as of December 31, 2024 and 2023 are as follows (in thousands):

	Years Ended December 31,
	2024	2023
Furniture and equipment	$12	$-
		-
Subtotal	12	-
Less accumulated depreciation	-	-
Furniture and equipment	$12	$-

Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. The useful life for furniture and equipment is seven years.

Depreciation expense for the years ended December 31, 2024 and 2023 were nil, respectively.

4. Accrued Expenses

The components of accrued expenses as of December 31, 2024 and 2023 are as follows (in thousands):

	Years Ended December 31,
	2024	2023
Employee benefits	$817	$75
Clinical trial	432	470
Current portion of operating lease liability	66	-
Other	8	69
Total accrued expenses	$1,323	$614

5. Fair Value Measurements

As of December 31, 2024, and 2023, the Company held $7.0 million and $0.9 million, respectively, in a money market account.

The following tables summarize the Company’s financial assets and liabilities, measured at fair value on a recurring basis by level within the fair value hierarchy, as of December 31, 2024, and 2023, (in thousands):

	Fair Value Measurements at December 31, 2024 using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$7,008	$-	$-	$7,008
	$7,008	$-	$-	$7,008
Liabilities:
Common stock warrant liability	$-	$-	$1,519	$1,519
	$-	$-	$1,519	$1,519

	Fair Value Measurements at December 31, 2023 using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$905	$-	$-	$905
	$905	$-	$-	$905
Liabilities:
Common stock warrant liability	$-	$-	$3,291	$3,291
	$-	$-	$3,291	$3,291

Common Stock Warrants Liability, Changes on Level 3 Liabilities Measured at Fair Value on a Recurring Basis

The following table reflects the change in the Company’s Level 3 common stock warrant liability for the year ended December 31, 2024 (in thousands):

Fair value as of December 31, 2023	$3,291
Change in fair value	(1,772)
Fair value as of December 31, 2024	$1,519

The Company remeasures the fair value of its common stock warrant liability at each reporting date. The fair value of the common stock warrants was determined using a probability weighted scenario method with a Monte Carlo simulation and Black-Scholes model. The scenario-based method estimates the fair value of the Company’s common stock warrants by considering various outcomes as assessed by the Company. Quantitative elements associated with the inputs impacting the fair value measurement of the common stock warrants include the underlying fair value of common stock, timing of the expected scenarios, risk-free rate, and volatility of the Company’s shares. The risk-free rate is determined by reference to the U.S. Treasury yield curve for the respective time periods based on the remaining contractual term of the warrants. The volatility is based on the historical volatility of the Company’s stock. The Monte Carlo simulation projects the Company’s volume weighted average stock price based on the various fundamental transaction scenarios considered and utilizes a Black-Scholes model to value the warrants within these scenarios.

The following table details the assumptions used in the Monte Carlo simulation to estimate the fair value of the common stock warrant liability as of December 31, 2024 and December 31, 2023 (the inception date), respectively:

	December 31, 2024	December 31, 2023
Stock price	$1.29	$2.29
Expected volatility	108.0%	116.0%
Expected term (years)	3.76	4.76
Risk-free interest rate	4.31%	3.86%
Dividend rate	–%	–%

There were no transfers between Level 1, Level 2 or Level 3 during the periods presented. The Company had no other financial assets or liabilities that were required to be measured at fair value on a recurring basis.

6. Leases, Commitments and Contingencies

Operating Leases

In October 2024, the Company entered into a 36-month lease agreement, commencing on December 1, 2024, non-cancelable operating lease consisting of approximately 1,900 rentable square feet of office space in Mountain View, California. The lease has a one-time option to renew the term for an extension period of 36 months. The office space lease has a remaining lease term of approximately three years. The option to renew the term was not included for purposes of determining the right-of-use asset and associated lease liabilities as the Company determined that the renewal of the lease is not reasonably certain so only the original lease term was taken into consideration. The accounting lease commencement in accordance with ASC 842, Leases, occurred on December 1, 2024, and the Company recorded a total associated right-of-use asset and corresponding lease liability of $285,000.

Classification of the Company’s operating lease on the balance sheets as of December 31, 2024, and 2023 are as follows (in thousands):

	Years Ended December 31,
	2024	2023
Assets
Right-of-use operating asset	$278	$-

Liability
Operating lease liability – current	$66	$-

Operating lease liability – noncurrent	212	-
Total liability	$278	$-

The current operating lease of $66,000 is classified as an accrued expense on the balance sheet, see “Note 4. Accrued Expenses” in Notes to Financial Statements.

Lease expense and cash paid by lease type that was recognized during the years ended December 31, 2024 and 2023 are as follows (in thousands):

	Years Ended December 31,
	2024	2023
Operating lease	$9	$-
Short-term lease	76	75
Total lease expense	$85	$75

Short-term leases for periods ended December 31, 2024 and 2023 of $76,000 and $75,000, respectively, were month-to-month lease arrangements where the Company recognized the lease payments as an expense in the period in which the obligation for those payments incurred. The Company made an election policy not to apply the recognition requirements under ASC 842, Leases, for month-to-month lease agreements.

The minimum lease payments are expected to be as follows for the years ending December 31, (in thousands):

2025	$86
2026	118
2027	111
Total lease payments	$315
Less imputed interest	(37)
Present value of operating lease liability	$278

The interest rate implicit in lease contracts is typically not readily determinable and as such, the Company uses its incremental borrowing rate of 7.75% based on the information available at the lease commencement date, which represents an internally developed rate that would be incurred to borrow, on a collateralized basis, over a similar term, an amount equal to the lease payments in a similar economic environment. As of December 31, 2024, the Company has a remaining lease term of 2.92 years.

Legal Proceedings

From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business.

The Company was not subject to any material legal proceedings during the year ended December 31, 2024 and no material legal proceedings are subsequently outstanding or pending.

Guarantees and Indemnification

In the ordinary course of business, the Company enters into agreements that may include indemnification provisions. As permitted under Delaware law and in accordance with its bylaws, the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. The Company is also party to indemnification agreements with its officers and directors. In some cases, the indemnification will continue after the termination of the agreement. The maximum potential amount of future payments that the Company could be required to make under these provisions is not determinable. The Company has never incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. The Company is not currently aware of any indemnification claims. Accordingly, the Company has not recorded any liabilities for these indemnification rights and agreements as of December 31, 2024.

7. Equity Incentive Plan – Stock-Based Compensation Expense

2021 Omnibus Equity Incentive Plan

On July 19, 2021, the Company’s Board of Directors adopted the RenovoRx, Inc. 2021 Omnibus Equity Incentive Plan (the “2021 Plan”). The 2021 Plan, which became effective immediately prior to the closing of the IPO, initially reserved 2,185,832 shares of common stock, which included 10,832 shares of common shares reserved but unissued under the Amended and Restated 2013 Equity Incentive Plan (the “2013 Plan”). The Company’s 2013 Plan was terminated immediately prior to the closing of the IPO; however, shares subject to awards granted under the 2013 Plan will continue to be governed by the 2013 Plan. In accordance with the terms of the 2021 Plan, on January 1, 2025, the number of shares reserved and available for issuance increased by 721,040 shares.

The Company accounts for stock-based compensation to employees, consultants and non-employee directors in accordance with ASC Topic 718, Compensation – Stock Compensation. The Company estimates the fair value of stock option awards using the Black-Scholes option pricing model on the date of grant using the assumptions in the table below. Stock options granted to employees and consultants generally vest over four years and have a term of ten years. Stock-based compensation expense for stock options is recognized as expense over the requisite service period, which is the vesting period. As the Company has not paid dividends since inception, nor does it expect to pay any dividends for the foreseeable future, the expected dividend yield assumption is zero. The expected volatility is estimated based on the historical stock volatility of the Company’s own common stock over a period equal to the expected term of the options including by taking the average historic price volatility for industry peers, consisting of several public companies in the Company’s industry that are either similar in size, stage, or financial leverage, over a period equivalent to the expected term of the awards.. The risk-free rate of the stock options is based on the U.S. Treasury rate in effect at the time of grant for the expected term of the stock options.

A summary of the stock option activity for the year ended December 31, 2024 is as follows:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	1,860,125	$2.47	7.24	$948
Granted	1,542,030	$1.17	-	$-
Exercised	(93,481)	$0.74	-	$-
Forfeited	(334,371)	$1.97	-	$-
Expired	(176,774)	$3.00	-	$-
Outstanding as of December 31, 2024	2,797,529	$1.84	7.82	$521
Exercisable as of December 31, 2024	1,515,011	$2.03	6.82	$354
Vested and expected to vest as of December 31, 2024	2,797,529	$1.84	7.82	$521

The weighted-average grant-date fair value of options granted during 2024 and 2023 was $1.09 and $2.24 per share, respectively. During 2024 and 2023 the Company issued 93,481 and 8,247 shares of common stock, respectively, in conjunction with stock option exercises. The Company received cash proceeds from the exercise of stock options of approximately $69,000 and $8,000 during 2024 and 2023, respectively. As of December 31, 2024, there was $1.8 million of unrecognized stock-based compensation expense related to options granted but not yet amortized, which will be recognized over a weighted-average period of approximately 2.54 years.

The following table summarizes the outstanding and exercisable options as of December 31, 2024:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Number of Shares	Weighted Average Remaining Contractual Life
$ 0.00 - $ 1.00	402,130	3.16	397,665	3.10
$ 1.01 - $ 2.00	1,578,789	9.13	551,596	8.89
$ 2.01 - $ 3.00	268,983	7.82	188,139	7.66
$ 3.01 - $ 4.00	341,743	7.94	200,564	7.82
$ 5.01 - $ 6.00	33,462	6.75	33,462	6.75
$ 6.01 - $ 7.00	170,069	6.75	141,723	6.75
$ 8.01 - $ 9.00	2,353	6.86	1,862	6.86
Total	2,797,529	7.82	1,515,011	6.82

For the years ended December 31, 2024, and 2023, the Company utilized the Black-Scholes option-pricing model for estimating the fair value of the stock option granted. The Company estimated the fair value of each option grant on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions:

Years Ended December 31,
	2024	2023
Expected volatility	118.28% – 143.10%	99.49% – 128.37%
Expected term (years)	5.27 – 10.00	6.02 – 10.00
Risk-free interest rate	3.52% – 4.30%	3.40% – 4.59%
Dividend rate	–%	–%

The following table summarizes the components of stock-based compensation expense recognized in the Company’s statements of operations and comprehensive loss during the years ended December 31, 2024, and 2023 (in thousands):

	Years Ended December 31,
	2024	2023
Research and development	$724	$204
Selling, general and administrative	450	874
Total stock-based compensation expense	$1,174	$1,078

Restricted Stock Units and Restricted Stock Awards Issued for Services

Restricted stock units (“RSU”) are valued based on the closing price of the Company’s common stock on the date of the grant. The fair value of RSU is recognized and amortized on a straight-line basis over the requisite service period of the award.

The following table summarizes RSU activity as of December 31, 2024:

	Shares	Weighted- Average Grant Date Value
Outstanding as of December 31, 2023	-	$-
Granted	5,000	$1.47
Vested	(5,000)	$1.47
Forfeited	-	$-
Outstanding as of December 31, 2024	-	$-

In March 2024, the Company issued 120,000 shares of restricted stock awards outside the 2021 Plan for business advisory and investor relations services and recognized $68,000 of stock-based compensation expense.

During the years ended December 31, 2024, and 2023, the Company recognized $1.2 million and $1.1 million, respectively, in stock-based compensation expense from stock option grants and restricted stock awards. The compensation expense is allocated on a departmental basis, based on the classification of the option holder. No income tax benefits have been recognized in the statements of operations and comprehensive loss for stock-based compensation arrangements.

8. Common Stock Warrants

Common Stock Warrants

In connection with the Company’s January 2024 private placement offering, the Company issued warrants to purchase up to 6,133,414 shares of common stock and January 2024 PA Warrants to purchase up to 511,940 shares of common stock. All such warrants expire on January 26, 2029.

In connection with the Company’s April 2024 private placement offering, the Company issued pre-funded warrants to purchase 951,500 shares of common stock, Series A warrants to purchase up to 7,912,364 shares of common stock, Series B warrants to purchase up to 3,956,182 shares of common stock and April 2024 PA Warrants to purchase up to 701,243 shares of common stock. The pre-funded warrants have no expiration date, Series B Warrants expire on April 11, 2026, and Series A Warrants including the PA Warrants expire on April 10, 2029. The following is a summary of the common stock warrant activity during the year ended December 31, 2024:

In September 2024, to create performance incentives for the Company’s CMO, the Company issued a warrant to its CMO to purchase up to 709,500 shares of the Company’s common stock. This warrant vests and is only exercisable over time in tranches and only if the CMO achieves certain manufacturing milestones.

The following is a summary of the common stock warrant activity during the year ended December 31, 2024.

	Shares Issuable Upon Exercise of Outstanding Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value (In thousands)
Outstanding as of December 31, 2023	4,734,035	$7.68	3.51	$36,350
Issued in January 2024 to:
Investors	5,961,286	$0.99	4.07	$5,902
Placement agency	511,940	$0.99	4.07	$507
Insiders	172,128	$1.22	4.07	$210
Issued in April 2024 to:
Investors	11,868,546	$1.22	3.28	$14,479
Investors (Pre-funded)	951,500	$0.0001	N/A	$-
Placement agency	701,243	$1.69	4.28	$1,185
Exercised	(33,333)	$0.99	-	$(33)
Issued in September 2024 to:
Contract manufacturing organization	709,500	$1.01	4.74	$716
Expired	(18,000)	$(1.01)	-	$(18)
Outstanding as of December 31, 2024	25,558,845	$2.32	3.42	$59,298

9. Income Taxes

For the years ended December 31, 2024 and 2023, the Company’s income tax provision is zero due to a full valuation allowance against the deferred tax assets.

The differences between the tax provision (benefit) at the statutory federal tax rate and the tax provision (benefit) are as follows (in thousands):

	Years Ended December 31,
	2024	2023
Statutory federal income tax	$(1,838)	$(2,149)
Increase (decrease) resulting from:
Change in valuation allowance	4,034	3,863
Permanent items	(330)	(311)
Prior year true ups	-	(12)
Tax credits	(456)	(511)
State	(1,410)	(880)
Income tax provision	$-	$-

The components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	Years Ended December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$11,035	$8,867
Tax credits carryforwards	2,395	1,872
Stock-based compensation	517	260
Fixed assets/intangible assets	125	114
Charitable contributions	5	3
Capitalized research	2,706	1,613
Lease liability	79	-
Accruals and other	1	20
Gross deferred tax assets	16,863	12,749
Valuation allowance	(16,784)	(12,749)
Deferred tax assets	79	-
Deferred tax liabilities:
Right-of-use asset	(79)	-
Deferred tax liabilities	(79)	-
Net deferred tax asset	$-	$-

At December 31, 2024, the Company had federal and state net operating loss (“NOL”) carryforward amounts of $39.1 million and $40.3 million, respectively. The federal NOL carryforwards consists of $4.7 million generated before January 1, 2018, which will begin to expire in 2030 but are able to offset 100% of taxable income and $34.4 million generated after December 31, 2017 which can be carried forward indefinitely and may be able to be used against 100%. The state NOL carryforward will begin to expire in 2033.

The utilization of the Company’s NOLs may be subject to a U.S. federal limitation due to the “change in ownership provisions” under Section 382 and 383 of the IRC and similar limitations for states. In general, under Section 382, a corporation that undergoes an “ownership change” (as defined under Section 382 of the Code and applicable Treasury Regulations) is subject to limitations on its ability to utilize its pre-change NOLs to offset its future taxable income. As of December 31, 2024, we have not conducted an analysis of an ownership change under Section 382. To the extent that a study is completed, and an ownership change is deemed to occur, in the past or future, such limitations may result in a reduction of the amount of net operating loss carryforwards in future years and possibly the expiration of certain net operating loss carryforwards before their utilization.

As of December 31, 2024, the Company had federal and state tax credit carryforwards of $2.8 million which will begin to expire in 2033, and California tax credit carryforwards of $0.5 million which do not expire.

The Company follows Financial Accounting Standards Board No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB No. 109, as codified in FASB ASC 740-10, Income Taxes. At December 31, 2024, unrecognized tax benefits related to federal and state tax credits was $0.8 million. The Company did not have tax-related interest and penalties at December 31, 2024. The Company does not expect significant changes to its unrecognized tax benefits in the next twelve months. If recognized, none of the unrecognized tax benefits would affect the effective tax rate.

Uncertain Income Tax Positions

The total amount of unrecognized tax benefits as of December 31, 2024 is $0.8 million which relates to federal and state tax credits.

The following summarizes the activity related to the Company’s unrecognized tax benefits for the years ended December 31, 2023 and December 31, 2024 (in thousands):

Balance at December 31, 2022	$449
Tax positions related to the current year:
Additions	197
Balance at December 31, 2023	646
Tax positions related to the current year:
Additions	181
Balance at December 31, 2024	$827

The Company’s policy is to account for interest and penalties as income tax expense. As of December 31, 2024, the Company had no interest related to unrecognized tax benefits. No amounts of penalties related to unrecognized tax benefits were recognized in the provision for income taxes. We do not anticipate any significant change within twelve months of this reporting date.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is subject to U.S. federal and state income tax examination for calendar tax years beginning in 2011 due to net operating losses that are being carried forward for tax purposes.

10. Net Loss per Share

Basic and diluted net loss per common share was calculated as follows (in thousands except per share amounts):

	Years Ended December 31,
	2024	2023
Numerator:
Net loss	$(8,814)	$(10,232)
Denominator:
Weighted average shares used in computing net loss per share – basic and diluted	22,271,163	10,290,667
Net loss per share – basic and diluted	$(0.40)	$(0.99)

For the years ended December 31, 2024 and 2023, the Company had a net loss and as such, all outstanding shares of potentially dilutive securities were excluded from the calculation of diluted net loss per share as the inclusion would be anti-dilutive.

Potentially dilutive securities not included in the computation of diluted net loss per share because to do so would be antidilutive are as follows (in common stock equivalent shares):

	Years Ended December 31,
	2024	2023
Common stock warrants	19,172,067	-
Options to purchase common stock	726,399	659,191
Total	19,898,466	659,191

11. Segment Information

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the CODM in deciding how to allocate resources to an individual segment and in assessing performance. The Company operates as a single reporting segment, focused on developing novel targeted oncology therapies and offering RenovoCath delivery system as stand-alone device targeting high unmet medical needs. The Company’s measure of segment profit or loss is net loss. The CODM is the CEO. The CODM manages and allocates resources to the operations of the Company on a total company basis. Managing and allocating resources on a company basis enables the CEO to assess the overall level of resources available and how to best deploy these resources across functions, clinical, manufacturing and research and development projects that are in line with the Company’s long-term company-wide strategic goals. Consistent with this decision-making process, the CEO uses financial information for purposes of evaluating performance, forecasting future period financial results, allocating resources and setting incentive targets. Operating expenses are used to monitor budget versus actual results. The CODM also uses net loss in competitive analysis by benchmarking to the Company’s peer group. The competitive analysis along with the monitoring of budgeted versus actual results are used in assessing performance of the segment. All the Company’s assets are held in the United States and all the Company’s revenues are derived from the United States.

The following table is representative of revenue and significant expense categories regularly provided to the CODM when managing the Company’s single reporting segment for the years ended December 31, 2024, and 2023 (in thousands).

	Years Ended December 31,
	2024	2023
Revenues	$43	$-
Program expenses (1)
Clinical trial studies	2,800	3,118
Manufacturing, RenovoCath	418	259
Other research and development expenses	161	262
Non-program expenses (2)	3,556	4,805
Personnel compensation and related expenses, including share-based compensation	4,078	2,952
Other segment items (3)	(2,156)	(1,164)
Net loss	$8,814	$10,232

(1)	Includes external research expenses, clinical studies, manufacturing including manufacturing reengineering costs, professional and consulting, regulatory, and trade shows.
(2)	Includes selling, general and administrative expenses for professional and consulting expenses, audit fees, board fees, legal expenses, insurance expenses, travel, and other office expenses.
(3)	Includes Interest income and interest expense and gain recognized on the fair value of common stock warrant liability.

12. Related Party Transactions

Dr Ramtin Agah has served as the Company’s Chief Medical Officer and Co-Founders since December 2009, and as Chairman of the Board since May 2018. In January 2018, the Company entered into a consulting agreement with Dr. Agah pursuant to which Dr. Agah provides monthly consulting services as the Company’s Chief Medical Officer by overseeing Company-sponsored clinical trials. Since 2018 the Company has amended Dr. Agah’s consulting agreement and may, in the Company’s discretion, proportionally adjust the monthly consulting fee if Dr. Agah’s time commitment increases or decreases. The consulting agreement may be terminated by either party on 30 days’ notice. The consulting agreement amendment also provides for Dr. Agah’s eligibility for an annual target cash incentive bonus equal to 40% of his annualized base consulting fee. In November 2021, the Company entered into a Change in Control and Severance Agreement with Dr. Agah. In January 2024, Dr. Agah was awarded options to purchase 125,132 shares of the Company’s common stock, vesting monthly over four years. In addition, in January 2024, Dr. Agah was awarded 28,424 shares of fully vested options to purchase the Company’s common stock. In March 2023, Dr. Agah was awarded options to purchase 65,000 shares of the Company’s common stock vesting monthly over four years. Consulting fees paid to Dr. Agah for the years ended December 31, 2024 and 2023, were $303,000, respectively. In addition, the Board approved a discretionary bonus to Dr. Agah in recognition of Company and individual performance during the years ended December 31, 2024 and 2023, of $49,000 and $91,000, respectively.

13. Employee Benefit Plans

In January 2022, the Company established a defined contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) plan”). The 401(k) plan covers all employees who meet defined minimum age and service requirements. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under U.S. federal tax regulations. The Company makes matching contributions of up to 4% of the eligible employees’ compensation to the 401(k) plan. During the years ended December 31, 2024, and 2023, the Company made contributions to the 401(k) plan of $53,000 and $42,000, respectively.

14. Subsequent Events

On February 6, 2025, the Company entered into an underwriting agreement to investors pursuant to the Company’s shelf registration while subject to the baby-shelf rules. The financing closed on February 10, 2025, and the Company raised gross proceeds of $12.1 million. In connection with the offering, the Company sold to investors an aggregate 11,523,810 shares of its common stock, par value $0.0001 per share. Upon closing of the offering, the Company issued to the underwriter warrants to purchase shares of common stock of 576,191 shares as partial compensation for the underwriter’s services in connection with the offering.

