Form 10-Q
period 2025-06-30
RenovoRx, Inc.
filed 2025-08-14
CIK 1574094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 11, 2025, the registrant had 36,645,884 shares of common stock, $0.0001 par value per share, outstanding.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”), particularly in the sections captioned “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements are inherently subject to significant risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control. All statements other than present and historical facts and conditions contained in this Report, including statements regarding our future revenues, our ongoing clinical trial and other results of operations and financial position, business strategy, plans and our objectives for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” “in the future” or the negative of these terms or other comparable terminology. Actual events or results may differ from those expressed in these forward-looking statements, and these differences may be significant and adverse. Forward-looking statements include, but are not limited to, statements about:

●	the sufficiency of our existing cash, cash equivalents, and investments to fund our future operating expenses and capital expenditure requirements;

●	our estimates regarding future revenue, expenses, anticipated capital requirements to fund our future operating expenses, and our need for additional financing;

●	our future financial performance;

●	our anticipated use of our existing cash, cash equivalents, and investments;

●	the ability of our clinical trials to demonstrate safety and efficacy of our product candidates and other positive results;

●	the progress and focus of our current pivotal Phase III TIGeR-PaC trial, our PanTheR multi-center post-marketing registry trial, and potential future clinical trials;

●	projections for the timing for enrollment of our clinical trials and our expectations relating to the timing of the provision of updates on, public announcements (if any) for interim or top line data from, and completion of our clinical trials (notably our ongoing Phase III TIGeR-PaC trial);

●	our continued reliance on third parties to conduct clinical trials of our product candidates and for the manufacture of our product candidates;

●	the beneficial characteristics, safety, efficacy, and therapeutic effects of our technology, devices and product candidates;

●	our ability to advance product candidates into and successfully complete clinical trials;

●	our ability to further develop and expand our therapy platform, both to use different chemotherapeutic agents, to include new indications, or to market our catheter on a standalone basis;

●	our ability to obtain and maintain regulatory approval of our product candidates and the timing or likelihood of regulatory filings and approvals, including our expectation to seek special designations, such as orphan drug designation, for our product candidates for various diseases;

●	existing regulations and regulatory developments in the United States and other jurisdictions;

●	our plans relating to commercializing our product candidates, if approved, including the geographic areas of focus and our potential and ability to successfully commercialize our product candidates and generate revenue;

●	the implementation of our strategic plans for our business and product candidates;

●	the expected potential benefits of strategic collaborations with third parties and our ability to attract collaborators with relevant and complementary expertise;

●	our estimates of the number of patients in the United States who suffer from the diseases we target;

●	our estimates of potential addressable market opportunities and our ability to successfully penetrate such market opportunities;

●	the success of competing therapies or devices that are or may become available;

●	developments relating to our competitors and our industry, including competing product candidates, therapies and devices;

●	our plans relating to the further development and manufacturing of our devices and product candidates, including for additional indications which we may pursue;

●	our plans and ability to obtain or protect intellectual property rights, including extensions of existing patent terms where available;

●	the scope of protection we are able to establish and maintain for intellectual property rights, including our therapy platform and product candidates;

●	our ability to successfully negotiate and enter into agreements with distribution, strategic and corporate partners;

●	our potential and ability to successfully manufacture and supply our product candidates for clinical trials and for commercial use, if approved;

●	our ability to retain the continued service of our key personnel and to identify, hire, and then retain additional qualified personnel;

●	our ability to maintain compliance with the continuing listing requirements of The Nasdaq Stock Market LLC (“Nasdaq”); and

●	our expectations regarding the impact of major domestic and geopolitical events on our business.

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

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

RenovoRx, Inc.

Condensed Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	June 30, 2025	December 31, 2024

Assets
Current assets:
Cash and cash equivalents	$12,314	$7,154
Accounts receivable	363	43
Prepaid expenses	430	328
Other current assets	288	303
Total current assets	13,395	7,828
Right-of-use operating asset	235	278
Property and equipment, net	13	12
Total assets	$13,643	$8,118

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$671	$586
Accrued expenses	885	1,323
Total current liabilities	1,556	1,909
Common stock warrant liability	1,285	1,519
Operating lease liability, net of current portion	161	212
Total liabilities	3,002	3,640
Commitments and contingencies (Note 6)

Convertible preferred stock and stockholders’ equity:
Convertible preferred stock, $0.0001 par value; 15,000,000 shares authorized; no shares issued and outstanding as of June 30, 2025, and December 31, 2024	-	-
Common stock, $0.0001 par value, 250,000,000 shares authorized; 36,645,884 and 24,034,672 shares issued and outstanding as of June 30, 2025, and December 31, 2024, respectively	4	2
Additional paid-in capital	66,171	54,695
Accumulated deficit	(55,534)	(50,219)
Total convertible preferred stock and stockholders’ equity	10,641	4,478
Total liabilities, convertible preferred stock and stockholders’ equity	$13,643	$8,118

The accompanying notes are an integral part of these condensed interim financial statements.

RenovoRx, Inc.

Condensed Statements of Operations

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenues	$422	$-	$619	$-
Cost of revenues	152	-	246	-
Gross profit	270	-	373	-

Operating expenses:
Research and development	1,426	1,542	3,068	2,799
Selling, general and administrative	1,522	1,492	3,093	2,711
Total operating expenses	2,948	3,034	6,161	5,510

Loss from operations	(2,678)	(3,034)	(5,788)	(5,510)

Other (expense) income, net:
Interest and dividend income	133	138	239	175
Change in fair value of common warrant liability	(350)	507	234	1,870
Total other (expense) income, net	(217)	645	473	2,045
Net loss	$(2,895)	$(2,389)	$(5,315)	$(3,465)
Net loss per share, basic and diluted	$(0.08)	$(0.10)	$(0.16)	$(0.18)

Weighted-average shares of common stock outstanding, basic and diluted	36,576,567	24,049,113	34,000,539	19,498,306

The accompanying notes are an integral part of these condensed interim financial statements.

RenovoRx, Inc.

Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited)

(in thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — December 31, 2024	-	$-	24,034,672	$2	$54,695	$(50,219)	$4,478
Issuance of common stock upon equity financing, net of issuance cost	-	-	11,523,810	2	10,801	-	10,803
Issuance of common stock upon exercise of pre-funded common warrants			951,500	-	-	-	-
Issuance of restricted stock awards	-	-	30,000	-	-	-	-
Issuance of common stock upon exercise of stock options			6,770	-	8	-	8
Stock-based compensation expense	-	-	-	-	288	-	288
Net loss	-	-	-	-	-	(2,420)	(2,420)
Balance — March 31, 2025	-	-	36,546,752	4	65,792	(52,639)	13,157
Issuance of restricted stock awards	-	-	41,000	-	-	-	-
Issuance of common stock upon exercise of stock options	-	-	32,880	-	9	-	9
Issuance of common stock upon exercise of common warrants	-	-	25,252	-	25	-	25
Stock-based compensation expense	-	-	-	-	345	-	345
Net loss	-	-	-	-	-	(2,895)	(2,895)
Balance — June 30, 2025	-	$-	36,645,884	$4	$66,171	$(55,534)	$10,641

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

RenovoRx, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(5,315)	$(3,465)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	633	667
Noncash lease expense	42	-
Depreciation expense	2	-
Change in fair value of common warrants classified as a liability	(234)	(1,870)
Changes in operating assets and liabilities:
Accounts receivable	(320)	-
Prepaid expenses	(102)	(19)
Other current assets	15	(51)
Deferred offering costs	-	101
Accounts payable	85	(123)
Accrued expenses	(489)	259
Net cash used in operating activities	(5,683)	(4,501)

Cash flows from investing activities:
Purchase of property and equipment	(2)	-
Net cash used in investing activities	(2)	-

Cash flows from financing activities:
Proceeds from equity financing, net of issuance cost	10,803	15,016
Proceeds from exercise of common warrants	25	-
Proceeds from exercise of stock options	17	54
Net cash provided by financing activities	10,845	15,070
Net increase in cash and cash equivalents	5,160	10,569
Cash and cash equivalents:
Beginning of period	7,154	1,173
End of period	$12,314	$11,742

Supplemental Disclosure of Cash Flow Activities:
Cash paid for income tax	$2	$-
Cash paid for interest	$7	$-

Supplemental Disclosure of Noncash Financing Activities:
Fair value of common warrant classified as a liability	$-	$1,421

The accompanying notes are an integral part of these condensed interim financial statements.

RenovoRx, Inc.

Notes to the Unaudited Condensed Interim Financial Statements

1. Business and Principal Activities

Description of Business

RenovoRx, Inc. (the “Company”) was incorporated in the state of Delaware in December 2012 and operates from its headquarters in Mountain View, California. The Company is a commercial and clinical stage life sciences company offering RenovoCath®, a novel, U.S. Food and Drug Administration (“FDA”) cleared local drug delivery device, targeting high unmet medical needs with a present focus on difficult to treat cancers.

The Company’s clinical stage lead product candidate is a novel drug-device combination product consisting of intra-arterial delivery of the chemotherapy gemcitabine via RenovoCath which the Company refers to as “IAG.” IAG is currently the subject of a Phase III clinical study for the treatment of locally advanced pancreatic cancer (“LAPC”).

The Company is also commercializing RenovoCath as a standalone device for use by interventional radiologists, oncologists, and other medical professionals who can use the device to treat patients within its FDA-cleared fields of use. RenovoCath is indicated for temporary vessel occlusion in applications including arteriography, preoperative occlusion, and chemotherapeutic drug infusion.

RenovoCath utilizes the patented Trans-Arterial Micro-Perfusion (“TAMP™”) therapy platform, which is designed to ensure targeted therapeutic delivery across the arterial wall near the tumor site to bathe the target tumor, while potentially minimizing a therapy’s toxicities versus systemic intravenous therapy, including chemotherapy. The Company’s novel approach to targeted treatment offers the potential for increased safety, tolerance, and improved efficacy. The Company holds a robust portfolio of 19 issued patents and 11 pending patents covering our TAMP technology.

Liquidity and Capital Resources

From the Company’s inception through June 30, 2025, it has raised an aggregate of $71.4 million, primarily from private placements of convertible preferred stock, convertible debt securities, the issuance of securities in the Company’s August 2021 initial public offering (the “IPO”), registered and unregistered sales of common stock and common stock warrants and the exercise of common stock warrants and common stock options. After deducting underwriting discounts and commissions, placement agent fees and other offering expenses, the Company’s net proceeds raised since inception were $64.3 million. As of June 30, 2025, the Company had cash and cash equivalents of $12.3 million. As used herein, the term “common stock” refers to the Company’s common stock, par value $0.0001 per share.

The Company has incurred significant losses and negative cash flows from operations since its inception. At June 30, 2025, the Company had an accumulated deficit of approximately $55.5 million. For the six months ended June 30, 2025, the Company reported a net loss of $5.3 million. The Company does not expect to generate positive cash flows from operations unless and until its commercialization activities for RenovoCath as a standalone device (which activities remain in the relatively early stages) generate sufficient revenues. The Company expects to continue to incur significant losses until regulatory approval is granted for its first drug-device combination product candidate, IAG, or until revenues from RenovoCath commercialization increase substantially. Regulatory approval is not guaranteed and may never be obtained, and the Company’s plans to grow RenovoCath revenue may not be achieved at levels anticipated, or at all. The Company may also pursue other revenue-generating strategies such as licensing or collaboration agreements. No assurances can be made that the Company will pursue these strategies, and even if it does, there is a risk that the Company will be unable to generate revenue from such activities.

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

On February 10, 2025, the Company closed an underwritten public offering of common stock, utilizing its Shelf Registration Statement (the “February 2025 Offering”) and received gross proceeds of approximately $12.1 million. The net proceeds were $10.8 million after deducting underwriting fees of $0.8 million and other professional expenses of $0.5 million. The Company issued an aggregate 11,523,810 shares of its common stock in this offering and issued to the underwriters of this offering underwriter warrants to purchase 576,191 shares of common stock at $1.21 per share over a 5-year term.

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Unaudited Condensed Interim Financial Information

The accompanying unaudited condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules and regulations, certain footnotes or other financial information normally included in unaudited condensed interim financial statements prepared in accordance with GAAP have been condensed or omitted. The unaudited condensed interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal, recurring adjustments that are necessary to present fairly the Company’s results for the interim periods presented. The condensed balance sheet as of December 31, 2024, is derived from the Company’s audited financial statements. The results of operations for the three months ended June 30, 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2025, or for any other future annual or interim period. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and as amended by Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

There have been no material changes to the significant accounting policies during the six months ended June 30, 2025 from those previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on April 1, 2025, other than the accounting policies adopted in connection with the Company’s February 2025 Offering as described below.

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

Emerging Growth Company and Smaller Reporting Company Status

The Company is an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) and may take advantage of reduced reporting requirements that are otherwise applicable to public companies. Section 107 of the JOBS Act exempts emerging growth companies from complying with new or revised financial accounting standards until private companies are required to comply with those standards. The Company has elected to use the extended transition period for complying with new or revised accounting standards. The Company expects to lose its status as an emerging growth company status as of December 31, 2026, the last day of the fiscal year following the fifth anniversary of the closing its August 2021 initial public offering.

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

Recent Accounting Pronouncements

Accounting Pronouncements Not Yet Adopted

In December 2023, FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09). ASU 2023-09 modifies the rules on income tax disclosures to enhance the transparency and decision-usefulness of income tax disclosures, particularly in the rate reconciliation table and disclosures about income taxes paid. The amendments are intended to address investors’ requests for income tax disclosures that provide more information to help them better understand an entity’s exposure to potential changes in tax laws and the ensuing risks and opportunities and to assess income tax information that affects cash flow forecasts and capital allocation decisions. The guidance also eliminates certain existing disclosure requirements related to uncertain tax positions and unrecognized deferred tax liabilities. The guidance is effective for all entities for annual periods beginning after December 15, 2025. All entities should apply the guidance prospectively but have the option to apply it retrospectively. Early adoption is permitted. The Company is continuing to assess the timing of adoption and the potential impacts of ASU 2023-09 on the condensed interim financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) (ASU 2024-03). ASU 2024-03 modifies the rules on income statement disclosures to enhance the transparency of and include more detailed information about the types of expenses, including purchases of inventory, employee compensation, depreciation, amortization, and depletion, in commonly presented expense captions such as cost of sales, research and development, and selling, general and administrative expenses. The amendments are intended to address investors’ requests for income statement expense disclosures that provide more information to help them better understand the components of an entity’s expenses, make their own judgments about the entity’s performance, and more accurately forecast expenses, and enable investors to better assess an entity’s prospects for future cash flows. It will also provide contextual information for an entity’s presentation and consideration of management’s discussion and analysis of financial position and results of operations. The guidance is effective for all entities for annual periods beginning after December 15, 2026. All entities should apply the guidance prospectively but have the option to apply it retrospectively. Early adoption is permitted. The Company is continuing to assess the timing of adoption and the potential impacts of ASU 2024-03 on the condensed interim financial statements and related disclosures.

The Company continues to monitor new accounting pronouncements issued by the FASB and does not believe any accounting pronouncements issued through the date of this report will have a material impact on the Company’s condensed interim financial statements.

3. Fair Value Measurements

As of June 30, 2025, and December 31, 2024, the Company held cash equivalents of $12.2 million and $7.0 million, respectively, in a money market account.

The following tables summarize the Company’s financial assets and liabilities, measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	June 30, 2025
Assets	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$12,151	$-	$-	$12,151
	$12,151	$-	$-	$12,151

Liabilities	Level 1	Level 2	Level 3	Total
Common stock warrant liability	$-	$-	$1,285	$1,285
	$-	$-	$1,285	$1,285

	December 31, 2024
Assets	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$7,008	$-	$-	$7,008
	$7,008	$-	$-	$7,008

Liabilities	Level 1	Level 2	Level 3	Total
Common stock warrant liability	$-	$-	$1,519	$1,519
	$-	$-	$1,519	$1,519

There were no transfers between Level 1, Level 2 or Level 3 during the periods presented. The Company had no other financial assets or liabilities that were required to be measured at fair value on a recurring basis.

Common Stock Warrants Liability, Changes on Level 3 Liabilities Measured at Fair Value on a Recurring Basis

The following table reflects the change in the Company’s Level 3 common stock warrant liability for the six months ended June 30, 2025 (in thousands):

Fair value as of December 31, 2024	$1,519
Change in fair value	(234)
Fair value as of June 30, 2025	$1,285

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

The following table details the assumptions used in the Monte Carlo simulation to estimate the fair value of the common stock warrant liability:

	June 30, 2025	December 31, 2024
Stock price	$1.315	$1.29
Strike price	$3.21	$3.21
Expected volatility	100% – 104%	108.0%
Expected term (years)	0.00 – 3.26	3.76
Risk-free interest rate	3.69% – 4.41%	4.31%
Dividend rate	—%	—%

There were no transfers between Level 1, Level 2 or Level 3 during the periods presented. The Company had no other financial assets or liabilities that were required to be measured at fair value on a recurring basis.

4. Property and Equipment, Net

Property and equipment, net are as follows (in thousands):

	June 30, 2025	December 31, 2024
Property and equipment	$15	$12

Subtotal	15	12
Less accumulated depreciation	(2)	-
Property and equipment, net	$13	$12

Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. The useful life for furniture and equipment is seven years.

Depreciation expense was approximately $1,000 and nil for the three months ended June 30, 2025 and 2024, respectively. Depreciation expense was approximately $2,000 and nil for the six months ended June 30, 2025 and 2024, respectively.

5. Accrued Expenses

The components of accrued expenses are as follows (in thousands):

	June 30, 2025	December 31, 2024
Clinical trial	$406	$432
Employee benefits	358	817
Lease liability — current	99	66
Other	22	8
Total accrued expenses	$885	$1,323

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

Classification of the Company’s operating lease on the condensed balance sheets are as follows (in thousands):

	June 30, 2025	December 31, 2024
Assets
Right-of-use operating asset	$235	$278

Liability
Operating lease liability – current	$99	$66

Operating lease liability – noncurrent	161	212
Total liability	$260	$278

The current portion of operating lease liability of $99,000 and $66,000 as of June 30, 2025 and December 31, 2024, respectively, is included within accrued expense on the condensed balance sheet, see “Note 5. Accrued Expenses” in Notes to Condensed Interim Financial Statements.

Lease expense and cash paid by lease type that was recognized during the three months ended June 30, 2025 and 2024 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Operating lease	$28	$-	$57	$-
Short-term lease	-	20	-	41
Total lease expense	$28	$20	$57	$41

For three and six months ended June 30, 2024, short-term leases of $20,000 and $41,000, respectively, were month-to-month lease arrangements where the Company recognized the lease payments as an expense in the period in which the obligation for those payments incurred. The Company made an election policy not to apply the recognition requirements under ASC Topic 842, Leases, for month-to-month lease agreements.

The minimum lease payments are expected to be as follows for the years ending December 31, (in thousands):

Remainder of 2025	$57
2026	118
2027	111
Total lease payments	$286
Less imputed interest	(26)
Present value of operating lease liability	$260

The interest rate implicit in lease contracts is typically not readily determinable and as such, the Company uses its incremental borrowing rate of 7.75% based on the information available at the lease commencement date, which represents an internally developed rate that would be incurred to borrow, on a collateralized basis, over a similar term, an amount equal to the lease payments in a similar economic environment. As of June 30, 2025, the Company had a remaining lease term of 2.42 years.

Commercial Supply Agreement

The Company entered into a Supply Agreement with Medical Murray, Inc., the Company’s primary third-party RenovoCath manufacturer, with an effective date of June 5, 2025. Under the supply agreement, the Company has agreed to purchase certain minimum order quantities of the Company’s RenovoCath device, based on issued purchase orders modified for limited cancellations or delays as provided in the supply agreement.

The supply agreement has an initial three-year term, with an automatic one-year renewal unless either party provides written notice of termination at least 30 days prior to the expiration date. The supply agreement may be terminated by either party in the event of a force majeure, bankruptcy or insolvency of the other party, and uncured material breach. The Company may terminate the supply agreement if RenovoCath is withdrawn or suspended by a government authority. In addition, either party may terminate for convenience with one-year written notice. In the event of early termination, the Company is obligated to pay the shortfall commitment as of the date of termination.

As of June 30, 2025, the value of the Company’s outstanding non-cancellable purchase commitments associated with the supply agreement is approximately $0.9 million. No payments were made under the supply agreement during the three and six months ended June 30, 2025.

Legal Proceedings

From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business. The Company was not subject to any material legal proceedings during the three and six months ended June 30, 2025, and no material legal proceedings are subsequently outstanding or pending.

Guarantees and Indemnification

In the ordinary course of business, the Company enters into agreements that may include indemnification provisions. As permitted under Delaware law and in accordance with its bylaws, the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. The Company is also party to indemnification agreements with its officers and directors. In some cases, the indemnification will continue after the termination of the agreement. The maximum potential amount of future payments that the Company could be required to make under these provisions is not determinable. The Company has never incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. The Company is not currently aware of any indemnification claims. Accordingly, the Company had not recorded any liabilities for these indemnification rights and agreements as of June 30, 2025.

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

On April 29, 2025, the Board approved the following amendments to the 2021 Plan to be adopted at the Annual Shareholders’ Meeting, (i) the addition of 913,794 shares of common stock to the total number of shares of common stock available under the 2021 Plan and (ii) an increase in in the 2021 Plan’s evergreen provision to increase the size of the 2021 Plan each year from three percent of shares outstanding on the final day of the immediately preceding calendar year to five percent. The amendments to the 2021 Plan were adopted at the Annual Shareholder’ Meeting on June 24, 2025.

A summary of the stock option activity for the six months ended June 30, 2025 is as follows:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2024	2,797,529	$1.84	7.82	$521
Granted	1,028,576	$0.86	-	$-
Exercised	(39,650)	$0.41	-	$-
Forfeited	(16,910)	$1.97	-	$-
Expired	(32,779)	$1.96	-	$-
Outstanding as of June 30, 2025	3,736,766	$1.58	8.03	$989
Exercisable as of June 30, 2025	1,837,384	$1.99	6.88	$415
Vested and expected to vest as of June 30, 2025	3,736,766	$1.58	8.03	$989

As of June 30, 2025, there was $1.9 million of unrecognized stock-based compensation expense related to options granted but not yet amortized, which will be recognized over a weighted-average period of approximately 2.73 years.

For the six months ended June 30, 2025 and 2024, the Company utilized the Black-Scholes option-pricing model for estimating the fair value of the stock option granted and records compensation expense on a straight-line basis over the vesting period of the awards. The Company estimated the fair value of each option grant on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions:

Six Months Ended June 30,
	2025	2024
Expected volatility	115.1% – 121.3%	123.76% – 143.10%
Expected term (years)	6.02 – 10.00	6.02 – 10.00
Risk-free interest rate	4.11% – 4.79%	4.03% – 4.30%
Dividend rate	–%	–%

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

The following table summarizes the components of stock-based compensation expense recognized in the Company’s Condensed Statements of Operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Research and development	$106	$81	$243	$207
General and administrative	239	163	390	460
Total stock-based compensation expense	$345	$244	$633	$667

Restricted Stock

In March 2025, the Board approved the issuance of 30,000 shares of restricted stock to an entity as consideration for a commercial contract, vested immediately, in a private placement. The shares were issued outside the 2021 Plan and the Company recognized $30,600 of stock-based compensation expense for the restricted stock.

In June 2025, the Board approved the issuance of 36,000 shares of restricted stock to an entity as consideration for a commercial contract vesting monthly over a one-year period. The shares were issued outside the 2021 Plan and the Company recognized approximately $1,000 of stock-based compensation expense for the restricted stock for the six months ended June 30, 2025.

2025 Underwriter Warrants

In connection with the Company’s February 2025 Offering, the Company issued to the underwriter warrants to purchase up to 576,191 shares of common at $1.21 per share over a five-year term. All such warrants expire on February 10, 2030.

The following is a summary of the common stock warrants activity during the six months ended June 30, 2025.

	Shares Issuable Upon Exercise of Outstanding Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value (In thousands)
Outstanding as of December 31, 2024	25,558,845	$2.32	3.42	$59,298
Issued in February 2025 to:
Underwriter	576,191	$1.21	4.61	$697
Exercised	(976,752)	$0.03	-	$(25)
Expired	(9,000)	$1.01	-	$(9)
Outstanding as of June 30, 2025	25,149,284	$2.38	2.95	$59,961

8. Income Taxes

The Company had no income tax expense for the six months ended June 30, 2025, and 2024. The Company’s effective income tax rate was 0% for the three and six months ended June 30, 2025. During the six months ended June 30, 2025, and 2024, the Company had a net operating loss (“NOL”) for each period that generated deferred tax assets for NOL carryforwards. Deferred income tax assets and liabilities are recognized for temporary differences between the financial statements and income tax carrying values using tax rates in effect for the years such differences are expected to reverse. Due to uncertainties surrounding our ability to generate future taxable income and consequently realize such deferred income tax assets, the Company has determined that it is more likely than not that these deferred tax assets will not be realized. Accordingly, the Company has established a full valuation allowance against its deferred tax assets as of June 30, 2025.

The Company’s policy is to recognize any interest and penalties related to unrecognized tax benefits as a component of income tax expense. For the six months ended June 30, 2025, and 2024, the Company had no accrued interest or penalties related to uncertain tax positions.

9. Net Loss Per Share

Basic and diluted net loss per common share was calculated as follows (in thousands except shares and per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(2,895)	$(2,389)	$(5,315)	$(3,465)

Denominator:
Weighted average shares used in computing net loss per share – basic and diluted	36,576,567	24,049,113	34,000,539	19,498,306
Net loss per share – basic and diluted	$(0.08)	$(0.10)	$(0.16)	$(0.18)

For the three and six months ended June 30, 2025, and 2024, the Company had a net loss and as such, all outstanding shares of potentially dilutive securities were excluded from the calculation of diluted net loss per share as the inclusion would be anti-dilutive.

Potentially dilutive securities not included in the computation of diluted net loss per share because to do so would be antidilutive are as follows (in common stock equivalent shares):

	As of June 30,
	2025	2024
Options to purchase common stock	936,657	632,154
Common stock warrants	19,714,006	12,569,789
Total	20,650,663	13,201,943

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

The following table is representative of revenue and significant expense categories regularly provided to the CODM when managing the Company’s single reporting segment (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenues	$422	$-	$619	$-
Program expenses (1)
Clinical trial studies	539	604	1,209	1,320
Manufacturing development, RenovoCath	383	188	720	225
Other research and development expenses	78	13	204	16
Non-program expenses (2)	998	1,105	2,104	1,992
Personnel compensation and related expenses, including share-based compensation	1,102	1,124	2,170	1,957
Other segment items (3)	217	(645)	(473)	(2,045)
Net loss	$(2,895)	$(2,389)	$(5,315)	$(3,465)

(1)	Includes external research expenses, clinical studies, manufacturing development and non-recurring engineering costs, professional and consulting, regulatory, and trade shows.
(2)	Includes selling, general and administrative expenses for professional and consulting expenses, audit fees, board fees, legal expenses, insurance expenses, travel, and other office expenses.
(3)	Includes interest income and interest expense and gain recognized on the fair value of common stock warrant liability.

11. Related Party Transactions

The Company has a consulting agreement with one of the Company’s co-founders, Dr. Ramtin Agah, pursuant to which Dr. Agah provides consulting services as the Company’s Chief Medical Officer assisting in, among other management items, the oversight of the Company-sponsored clinical trials. For the three months ended June 30, 2025, and 2024, consulting fees paid to Dr. Agah were $84,000 and $63,000, respectively. For the six months ending June 30, 2025, and 2024, consulting fees paid to Dr. Agah were $168,000 and $152,000, respectively. In addition, the Board approved a discretionary bonus of $121,000 paid in February 2025 to Dr. Agah in recognition of the Company’s and individual performance achieved in 2024.

12. Subsequent Events

On July 4, 2025, a budget and reconciliation package known as the One Big Beautiful Bill Act (“OBBBA”) was signed into law in the United States. Among other provisions, the OBBBA amends U.S. tax law including the permanent extension of certain expiring provisions of the 2017 Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions.  The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027.  The Company is currently evaluating the impact of the OBBBA on its consolidated financial statements.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, all references in this section to the “Company,” “we,” “us,” or “our” refer to RenovoRx, Inc. You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed interim condensed financial statements and related notes included elsewhere in this Report, our management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2024, which is included in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on April 1, 2025 (the “2024 Annual Report”).

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

As used herein, the term “common stock” refers to our common stock, par value $0.0001 per share. In addition, capitalized terms used but not defined in the below discussion shall have the meanings ascribed to them in the footnotes to the accompanying condensed interim financial statements.

Overview

We are a commercial and clinical stage life sciences company offering RenovoCath®, a novel, U.S. Food and Drug Administration (“FDA”)-cleared local drug delivery device, targeting high unmet medical needs, with a present focus on difficult to treat cancers. Our mission is to transform the lives of cancer patients by providing innovative solutions to enable targeted therapeutic delivery.

Our clinical stage lead product candidate is a novel drug-device combination product consisting of intra-arterial delivery of the chemotherapy gemcitabine via RenovoCath — we refer to our lead product candidate herein as “IAG.” IAG is currently the subject of a Phase III clinical study (called the TIGeR-PaC study) for the treatment of locally advanced pancreatic cancer (“LAPC”).

At the same time, we are commercializing RenovoCath for standalone use by interventional radiologists, oncologists, and other medical professionals who can use the device to treat patients within its FDA-cleared fields of use.

Our RenovoCath device utilizes our patented Trans-Arterial Micro-Perfusion (“TAMP™”) therapy platform, which is designed to ensure targeted therapeutic delivery across the arterial wall near the tumor site to bathe the target tumor, while potentially minimizing a therapy’s toxicities versus systemic intravenous therapy, including chemotherapy. Our novel approach to targeted treatment offers the potential for increased safety, tolerance, and improved efficacy. RenovoCath is indicated for temporary vessel occlusion in applications including arteriography, preoperative occlusion, and chemotherapeutic drug infusion. We hold a robust portfolio of 19 issued patents and 12 pending patents covering our TAMP technology.

Commercialization of RenovoCath

For the past several years, we have focused our efforts on progressing IAG through clinical trials. However, based on organic demand from doctors in the field who have become familiar with our technology, in 2024, we made the decision to launch an effort to commercialize our RenovoCath delivery device as a standalone device within its FDA cleared uses. Commenced in the field in the fourth quarter of 2024, this commercial effort has already begun to achieve positive results, including our first commercial sales revenue in the fourth quarter of 2024. To accommodate increased need for RenovoCath supply, we expanded our relationship with our U.S.-based, primary third-party RenovoCath manufacturer, Medical Murray, Inc.

We have begun to generate and grow our revenue through sales of RenovoCath devices. We are encouraged by the strong demand we are experiencing with RenovoCath and the resulting growth in RenovoCath sales revenue we have experienced to date. In the fourth quarter of 2024, we announced the receipt of our first commercial purchase orders for RenovoCath devices.

The second quarter of 2025 showcased the developing impact of our commercial strategy as we generated approximately $420,000 in revenue from RenovoCath sales, a significant increase from $197,000 in revenue generated in the first quarter of 2025, driven by new customer purchase orders and early repeat orders from our initial customers. We have seen meaningful traction across a diverse group of medical institutions, including several high-volume, academic, and National Cancer Institute-designated centers, which we believe speaks to the growing confidence in our technology by our customers. While our pipeline of new customers continues to grow, existing customers that have made initial orders are now becoming consistent repeat customers.

We also expect additional commercial interest in RenovoCath from the approximately 18 cancer centers that have used RenovoCath in our ongoing TIGeR-PaC trial. We anticipate that this momentum may translate into additional commercial opportunities following the completion of TIGeR-PaC trial enrollment. In addition, in July 2025 we announced the commencement of a post-marketing registry trial related to RenovoCath, and the cancer centers participate in this study will purchase RenovoCath devices from us for use in the study.

Our goal is to significantly increase the revenue over time. For our commercial efforts, we remain focused on executing with discipline and are doing so by targeting top high-volume cancer treatment centers, driving organic demand. Our revenue results to date have been generated without using a dedicated sales and marketing team, allowing our commercial efforts to be highly capital-efficient. To accommodate demand, we recently hired a full-time head of sales and are likely to add a small number of RenovoCath salespeople to our team in the second half of 2025, all with a focus on maximizing effort while keeping costs to a minimum.

We will continue to gather important data about our market (such as sales cycles, activation times, individual customer preferences and other commercial matters), as we seek to grow our customer base, fulfill repeat RenovoCath orders and position ourselves for commercial growth over the long term. In parallel, we have evaluated and may continue to evaluate potential collaborations with larger organizations who have established sales forces to accelerate our RenovoCath sales efforts.

Based on our internal assumptions, we believe that our initial total U.S. addressable market based solely on the initial clinical interest we have received for RenovoCath could represent an estimated $400 million peak annual U.S. sales opportunity. Beyond historical RenovoCath usage, RenovoRx commercial efforts are already indicating the adoption of RenovoCath technology for the treatment of other solid tumors. This serves as the basis for our belief in the potential for a several-billion-dollar TAM as we expand into additional cancer indications.

Readers are advised that our RenovoCath commercialization efforts are new, and we may not be able to achieve revenue growth on par with what have experienced to date for a variety of reasons. Thus, our efforts remain focused on the longer term. Moreover, revenue recognition under generally accepted accounting principles requires subjective judgments to be made by our management and could otherwise be complex and create uncertainties, including uncertainties arising from varying terms of sale we may offer to different customers. We may also be required to defer recognition of revenues until certain conditions are met. See “Components of Our Results of Operations – Revenue” below for further information.

Our Ongoing Pivotal Phase III Trial for IAG

In parallel to our RenovoCath commercialization efforts, we are completing enrollment in our ongoing Phase III randomized multi-center TIGeR-PaC clinical trial to investigate IAG for the treatment of LAPC. This trial is being conducted under a U.S. Investigational New Drug (“IND”) application that is regulated by the FDA’s 21 CFR 312 pathway. IAG has received Orphan Drug Designation for pancreatic cancer and bile duct cancer, which provides 7 years of market exclusivity upon approval by the FDA.

The current protocol and statistical analysis plan for the Phase III TIGeR-PaC trial requires 114 randomized patients, with 86 events, or deaths, necessary to complete the final analysis.

The 52nd event in our trial occurred during the quarter ended June 30, 2025, triggering the pre-planned second interim analysis and review by the independent Data Monitoring Committee (DMC) for the trial, which happened recently. The Data Monitoring Committee reviews the trial data and makes recommendations to our company, mainly whether the data support, form a third-party point of view, continuing the trial to completion.

The TIGeR-PaC independent DMC has recently concluded its review and has recommended that we continue with the trial. We believe the independent DMC’s recommendation is an expression of confidence in the potential for a positive outcome in the trial overall. With a view towards preserving the integrity of the TIGeR-PaC trial for FDA purposes, and following our review of general FDA guidance, discussions with the independent DMC, and consultation with our regulatory advisors, we have decided to defer publishing the detailed data from the second interim analysis. We will revisit publishing the actual second interim data, most likely upon completion of the study as is common for pivotal Phase III trials. As of August 12, 2025, 95 patients have been randomized and 61 events have occurred, putting us on target to complete enrollment this year or early next year.

We may also evaluate the safety of RenovoCath for the delivery of therapeutic agents as a potential therapy in other indications.

Launch of the Multi-Center Post-Marketing Registry Study to Evaluate Chemotherapy Delivered by RenovoCath Device to Solid Tumors

In July 2025, we launched a RenovoCath Post-Marketing Registry Study called PanTheR (NCT06805461). The initiation of this multi-center post-marketing registry study demonstrates our commitment to evaluating potential expansions of the use of RenovoCath for chemotherapy-delivery in several types of solid tumors. A registry study, sometimes called a post-approval study, is a type of clinical study that involves collecting data on the long-term use and performance of a medical device, in this case RenovoCath, after it has been cleared for market by the FDA. These trials can serve as a critical tool for understanding a product’s safety and effectiveness in a real-world setting and can provide valuable insights into long-term effectiveness, patient outcomes, and additional safety information that may emerge years after implantation or extended use.

The PanTheR study is a registry study designed to evaluate long-term safety and survival outcomes for patients diagnosed with solid tumors that are treated using the RenovoCath device for targeted chemotherapy delivery.

PanTheR aims to enroll adult patients who have been diagnosed with solid tumors and treated using the RenovoCath device. The registry study will capture real-world data on the utilization of RenovoCath and generate additional safety information across a broader range of solid tumors. Additionally, this data is expected to be used to inform future clinical trial designs.

Cash Resources, History of Losses and Planned Activities

We have incurred significant operating losses and generated negative cash flows from operations since our inception. As of June 30, 2025, we had cash and cash equivalents of $12.3 million. We reported net losses of $2.9 million and $5.3 million for the three and six months ended June 30, 2025, respectively. As of June 30, 2025, we had an accumulated deficit of $55.5 million. We expect to continue to incur significant expenses, operating losses and negative cash flows while we seek to grow our revenues from RenovoCath commercial sales. We will not generate revenues from IAG sales unless and until we successfully complete development and obtain regulatory approval for IAG or another product candidate. Given economic and market conditions and timing of regulatory approval, we expect that our expenses will increase in connection with our ongoing commercial, research and development activities, particularly if and when we decide to:

●	Advance clinical development of IAG and our platform technology by continuing to enroll patients in our ongoing Phase III TIGeR-PaC clinical trial, expand and launch our post marketing registry study called PanTheR, and advance IAG through other preclinical and clinical pipeline indication opportunities beyond LAPC;

●	Make targeted investments we deem necessary to expand our RenovoCath commercial sales efforts;

●	Hire additional research, development, sales and marketing, selling, and general and administrative personnel;

●	Pursue future collaborations, licensing arrangements or other strategic or commercial activities relating to our technology;

●	Maintain, expand, enforce, defend, and protect our intellectual property portfolio; and

●	Expand our operational, financial and management systems and increase personnel, including personnel to support our clinical development, manufacturing and commercialization efforts.

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

Our condensed interim financial statements as of June 30, 2025 have been prepared on a going concern basis and do not include any adjustments that may result from the outcome of this uncertainty. Based on our operating plans, we expect that our current cash and cash equivalents as of the date of this Report will be sufficient to fund our operating, investing and financing cash flow needs through at least the next 12 months, assuming our commercial strategy and our development programs advance as currently contemplated.

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

Components of Our Results of Operations

Revenue

In December of 2024, we began to derive revenue through the sale of our RenovoCath device on a standalone basis directly to end users (i.e., hospitals and cancer treatment centers). We consider customer purchase orders, which in some cases are governed by master sales agreements or standard terms and conditions, to be the contracts with a customer. Our contracts with customers typically contain a single performance obligation, which is the delivery of the RenovoCath device. We recognize revenue from sales of products at the point in time that the customer obtains control, which is typically based upon the terms of delivery. In determining the transaction price, we evaluate whether the price is subject to refund or adjustment to determine the net consideration to which it expects to be entitled. The only type of variable consideration we offer is limited return rights relating primarily to product damage or defects identified upon receipt, and therefore we expect minimal returns. Returns are estimated taking into consideration several factors including these limited product return rights, historical return activity, and other relevant factors. We have not experienced any commercial product returns to date, and accordingly no allowance for returns was recorded as of June 30, 2025.

Cost of Revenue

Cost of revenue consist of costs associated with the sales of RenovoCath devices primarily from Medical Murray, Inc. our third-party RenovoCath manufacturer. Prior to the commercialization of RenovoCath, all costs of manufacturing to produce the RenovoCath devices were allocated to our TIGeR-PaC Phase III clinical trial study in prior periods and expensed as research and development. The cost for RenovoCath devices not associated with the TIGeR-PaC study represents primarily third-party manufacturing costs and shipping and handling costs when applicable.

Operating Expenses

Research and Development

Research and development expenses consist of costs related to the research and development of our TAMP technology and our ongoing clinical trial. Clinical trial costs are a significant component of research and development expenses and include costs associated with third-party contractors and consultants. We outsource a substantial portion of our clinical trial activities, utilizing the service of third-party clinical trial sites and several clinical research vendors and consultants to assist us with the execution of our clinical trials. In addition, we have FDA 510(k) clearance for the RenovoCath delivery device, which comprises part of our IAG product candidate. Accordingly, we are able to charge our clinical trial sites for the RenovoCath delivery device. To date, payments from clinical trial sites in consideration for RenovoCath delivery devices have been adequate to cover our direct manufacturing costs. Any payments we receive from clinical trial sites as consideration for use of RenovoCath delivery devices offset our research and development expenses. We expect our research and development expenses to increase for the foreseeable future as we continue the development of our product candidates and enroll subjects in our ongoing Phase III clinical trial, initiate our post marketing registry study called PanTheR and pursue regulatory approval of our product candidates. It is difficult to predict with any certainty the duration and costs of completing our current or future clinical trials of our product candidates or if, when or to what extent we will achieve regulatory approval. The duration, costs and timing of clinical trials and other development of our product candidates will depend on a variety of factors, including uncertainties in clinical trial enrollment, timing and extent of future clinical trials, development of new product candidates and significant and changing government regulation. We may never succeed in achieving regulatory approval for any of our product candidates.

Our research and development expenses include:

●	expenses incurred under agreements with clinical trial sites, contract research organizations, and consultants that are involved in conducting our clinical trials;

●	costs of acquiring and developing clinical trial materials;

●	personnel costs, including salaries, benefits, bonuses, and stock-based compensation for employees engaged in preclinical and clinical research and development;

●	costs related to compliance with regulatory requirements;

●	third-party vendor costs related to manufacturing materials and testing to develop the next generation of our delivery device, RenovoCath, including additional non-recurring engineering costs;

●	costs related to preclinical studies and pilot testing;

●	travel expenses; and

●	allocated selling, general and administrative expenses which includes facilities and other indirect administrative expenses to support research and development activities.

Research and development costs are expensed as incurred. Costs for certain development activities, such as clinical trials and preclinical studies, are recognized based on evaluation of progress to completion of specific tasks using data such as subject enrollment, clinical site activations or information provided to us by third party vendors.

Selling, General and Administrative

Selling, general and administrative expenses consist of salaries, benefits, and stock-based compensation for personnel in executive, finance, commercial and administrative functions, professional services and associated costs related to accounting, tax, audit, legal, intellectual property and other matters, consulting costs, conferences, travel and allocated expenses for rent, insurance and other general overhead costs. We expect to continue to incur additional expenses as a result of operating as a public company, including costs to comply with the rules and regulations of the Securities and Exchange Commission, or SEC, and Nasdaq listing standards and increased expenses in the areas of insurance, professional services and investor relations. As a result, we expect our selling, general and administrative expenses to increase in the foreseeable future as we expand our commercialization efforts, due primarily to anticipated hiring of a limited number of sales and marketing personnel. Selling, general and administrative expenses are expensed as incurred.

Other Income

Interest income is earned from cash deposited in our money market account.

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability represents the gain or loss reported from the change in the fair value of the common stock warrant liability for warrants issued under the registered direct offering. On April 3, 2023, we completed a registered direct offering financing issuing common shares and common stock warrants. The fair value of the common stock warrant per share was $0.66 and $0.73 on June 30, 2025 and 2024, respectively. The decrease in the fair value was primarily due to the decrease in our stock price.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2025 and 2024

The following table summarizes the significant components of our results of operations for the periods presented (in thousands, except percentages):

	Three Months Ended June 30,		Increase / (Decrease)
	2025	2024	$	%
	(unaudited)
Revenues	$422	$-	$422	n/a
Cost of revenues	152	-	152	n/a
Gross profit	270	-	270	n/a

Operating expenses:
Research and development	1,426	1,542	(116)	(8)%
Selling, general and administrative	1,522	1,492	30	2%
Total operating expenses	2,948	3,034	(86)	(3)%
Loss from operations	(2,678)	(3,034)	356	12%
Other income (expense)
Interest and dividend income	133	138	(5)	(4)%
Change in fair value of common warrant liability	(350)	507	(857)	(169)%
Total other (expense) income, net	(217)	645	(862)	(134)%
Net loss	$(2,895)	$(2,389)	$(506)	(21)%

Revenue

We recognized approximately $0.4 million of revenue from sales of RenovoCath for the three months ended June 30, 2025, compared to no revenue for the same period last year as we launched initial commercial sales activity for RenovoCath during the fourth quarter of 2024. The quarter ended June 30, 2025 marked our second full quarter of revenue generation from RenovoCath sales. We expect to grow revenue from RenovoCath over time.

Cost of Revenue

Cost of revenue was approximately $0.2 million for the three months ended June 30, 2025, compared to no cost of revenue for the same period last year. Cost of revenue consists of costs associated with the sales of RenovoCath devices primarily from Medical Murray, our third-party manufacturer. Prior to the commencement of commercial sales during the quarter ended December 31, 2024, all costs of manufacturing to produce RenovoCath devices were allocated to our TIGeR-PaC clinical trial study in prior periods and expensed as research and development. The cost for RenovoCath devices not associated with the TIGeR-PaC study represents the total costs to manufacture the device based on time and materials to produce the devices from Medical Murray.

Research and Development

Research and development expenses were approximately $1.4 million for the three months ended June 30, 2025, compared to $1.5 million for the same period last year, a decrease of $0.1 million. The period-over-period decrease in research and development expenses is primarily driven by decrease in other clinical and regulatory expenses of $0.1 million including selling, general and administrative expense allocation of $0.1 million. This decrease was offset by an increase in non-recurring engineering costs to scale manufacturing and the development of our next generation RenovoCath delivery system by $0.1 million to support our commercial effort program. We expect research and development expenses to increase during 2025 as we continue to develop our next generation for our RenovoCath device, progress our Phase III TIGeR-PaC clinical trial study for IAG and to launch our new RenovoCath Post-Marketing Registry Study called PanTheR.

Selling, General and Administrative

Selling, general and administrative expenses were approximately $1.5 million for the three months ended June 30, 2025 and 2024, remaining relatively unchanged. Professional and consulting decreased by $0.1 million compared to the same period last year, primarily due to digital marketing expenses. This decrease was offset by selling, general and administrative allocation to research and development, of $0.1 million compared to the same period last year. We anticipate selling, general and administrative expenses to increase during 2025 as we progress with our commercialization activities for our RenovoCath device, due primarily to anticipated hiring of sales and marketing personnel.

Other Income and Expense

Other expense was approximately $0.2 million for the three months ended June 30, 2025, an increase in expense of approximately $0.9 million compared to other income of $0.6 million for the same period last year. The increase in other expense was primarily due to a $0.9 million change in the fair value of the common warrant liability primarily due to an increase in our stock price.

Comparison of the Six Months Ended June 30, 2025 and 2024

The following table summarizes the significant components of our results of operations for the periods presented (in thousands, except percentages):

	Six Months Ended June 30,		Increase / (Decrease)
	2025	2024	$	%
	(unaudited)
Revenues	$619	$-	$619	n/a
Cost of revenues	246	-	246	n/a
Gross profit	373	-	373	n/a

Operating expenses:
Research and development	3,068	$2,799	$269	10%
Selling, general and administrative	3,093	2,711	382	14%
Total operating expenses	6,161	5,510	651	12%
Loss from operations	(5,788)	(5,510)	(278)	(5)%
Other income
Interest and dividend income	239	175	64	37%
Change in fair value of common warrant liability	234	1,870	(1,636)	(87)%
Total other income, net	473	2,045	(1,572)	(77)%
Net loss	$(5,315)	$(3,465)	$(1,850)	(53)%

Revenue

We recognized approximately $0.6 million of revenue from sales of RenovoCath for the six months ended June 30, 2025, compared to no revenue for the same period last year as we launched initial commercial sales activity for RenovoCath during the fourth quarter of 2024. We expect to grow revenue from RenovoCath sales over time as we expand our commercial efforts.

Cost of Revenue

Cost of revenue was approximately $0.2 million for the six months ended June 30, 2025, compared to no cost of revenue for the same period last year. Cost of revenue consists of costs associated with the sales of RenovoCath devices primarily from Medical Murray, our third-party manufacturer. Prior to the commencement of our RenovoCath commercial sales during the quarter ended December 31, 2024, all costs of manufacturing to produce RenovoCath devices were allocated to our TIGeR-PaC clinical trial study in prior periods and expensed as research and development. The cost for RenovoCath devices not associated with the TIGeR-PaC study represents the total costs to manufacture the device based on time and materials to produce the devices from Medical Murray.

Research and Development

Research and development expenses were approximately $3.1 million for the six months ended June 30, 2025, compared to $2.8 million for the same period last year, an increase of $0.3 million. The period-over-period increase in research and development expenses is primarily due to an increase in non-recurring engineering costs to scale manufacturing, including the development of the next generation of our RenovoCath delivery system by $0.3 million. Clinical, oncology and interventional radiology conferences and other scientific trade shows activities increased by $0.1 million including employee and related benefits costs of $0.1 million. This increase was offset by payments from clinical trial sites in consideration for RenovoCath delivery devices of $0.1 million including a decrease in selling, general and administration expenses allocated to research and development expenses of $0.1 million. We expect research and development expenses to increase during 2025 as we continue to incur non-recurring engineering activities for the next generation of our RenovoCath device, progress our Phase III TIGeR-PaC clinical trial study for IAG, and to launch our new RenovoCath Post-Marketing Registry Study called PanTheR.

Selling, General and Administrative

Selling, general and administrative expenses were approximately $3.1 million for the six months ended June 30, 2025, compared to $2.7 million for the same period last year, an increase of approximately $0.4 million. The period-over-period increase in selling, general and administrative expenses is primarily driven by an increase in head count and employee and related benefit costs of $0.1 million, professional and consulting fees of $0.1 million and a decrease in selling, general and administrative expenses allocated to research and development expenses of $0.1 million compared to the same period last year We anticipate selling, general and administrative expenses to increase during 2025 as we progress and expand our commercialization activities for our RenovoCath delivery system, due primarily to anticipated hiring of sales and marketing personnel.

Other Income

Other income was approximately $0.5 million for the six months ended June 30, 2025, a decrease of approximately $1.6 million compared to approximately $2.1 million for the same period last year. The decrease was primarily due to a $1.6 million in the fair value of the common warrant liability due to an increase in our stock price, offset by an increase in interest and dividend income of approximately $0.1 million.

Liquidity and Capital Resources

From our inception through June 30, 2025, we have raised an aggregate of $71.4 million, primarily from private placements of convertible preferred stock, convertible debt securities, the issuance of securities in public and private placement offerings and the exercise of common stock warrants and common stock options. After deducting underwriting discounts and commissions, placement agent fees and other offering expenses, our net proceeds from these offerings were $64.3 million. As of June 30, 2025, we had cash and cash equivalents of $12.3 million. Based on our operational plans, we expect that our current cash and cash equivalents as of the date of this Report will be sufficient to fund our operating, investing and financing cash flow needs for at least the next twelve months, assuming our programs advance as currently contemplated, including fully funding both our RenovoCath scale-up and the development of our next generation RenovoCath delivery device system and the continued progress of our Phase III TIGeR-PaC clinical trial including the scale up of our new RenovoCath Post-Marketing Registry Study called PanTheR

We have incurred significant losses and negative cash flows from operations since our inception. At June 30, 2025, we had an accumulated deficit of approximately $55.5 million. For the three and six months ended June 30, 2025, we reported a net loss of $2.9 million and $5.3 million, respectively. Depending on our commercialization efforts with RenovoCath, we do not expect to generate positive cash flows from operations until we generate sufficient revenues from RenovoCath sales, which we may be unable to achieve. We also expect to incur losses from our clinical activities until regulatory approval is granted for our first product candidate, IAG. Regulatory approval is not guaranteed and may never be obtained. We may also pursue other revenue-generating strategies such as licensing or collaboration agreements or commercializing RenovoCath on a standalone basis. No assurances can be made that we will pursue these strategies, and even if it does, there is a risk that we will be unable to generate revenue from such activities.

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

Sources of Liquidity

Since our inception, we have been primarily a clinical stage company on our clinical development stage lead product candidate, novel drug-device combination product consists of IAG via RenovoCath for the treatment of LAPC. In 2024, we made the decision to launch an effort to commercialize our RenovoCath device as a standalone product within its FDA-cleared fields of use and upon our initial commercialization launch of RenovoCath, we started to generate revenue in the fourth quarter of 2024. We anticipate continuing to generate revenue from RenovoCath sales and growing such sales over time, which would support our liquidity. However, we have incurred significant operating losses and negative cash flows from operations and we anticipate that we will continue to incur net losses until our RenovoCath commercial efforts generates meaningful revenues, of which no assurances can be given.

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

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash provided by (used in):
Operating activities	$(5,683)	$(4,501)
Investing activities	(2)	-
Financing activities	10,845	15,070
Increase in cash and cash equivalents	$5,160	$10,569

Net Cash Used in Operating Activities

Cash used in operating activities for the six months ended June 30, 2025, reflected a net loss of $5.3 million and a net change in our operating assets and liabilities of $0.8 million, offset by non-cash charges of $0.4 million

Cash used in operating activities for the six months ended June 30, 2024, reflected a net loss of $3.5 million and non-cash charges of $1.2 million, offset by net change in our operating assets and liabilities of $0.2 million.

Cash Used in Investing Activities

Cash used in investing activities for the six months ended June 30, 2025, consisted of $0.2 million for the purchase of property and equipment.

Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2025 was approximately $10.8 million, consisting primarily of net proceeds from the public equity offering.

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

There have been no significant changes to our critical accounting policies or significant judgments and estimates for the six months ended June 30, 2025, from those previously disclosed in our 2024 Annual Report.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal quarter ended June 30, 2025. Based on this evaluation, our Chief Executive Officer and Principal Accounting Officer have concluded that, during the period covered by this Report, our disclosure controls and procedures were not effective due to our previously identified material weaknesses in internal control over financial reporting. As a result, we have performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, notwithstanding the identified material weaknesses, management, including our Chief Executive Officer and Principal Accounting Officer, believes the condensed interim financial statements included in this Report are fairly presented, in all material respects, in accordance with GAAP.

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

Risk Factors Summary

The following is a summary of principal factors and uncertainties that make investing in shares of our common stock risky and impact our ability to execute on our business strategy include risks regarding the following. This summary is not exhaustive, and readers are therefore encouraged to review the “Risk Factors” section and the “Risk Factors” section in our 2024 Annual Report in their entirety:

●	We have no drug/device combination products approved for commercial sale, only limited experience as a company in the commercialization of standalone medical devices, and no operating history as a revenue generating company. These factors make it difficult to evaluate our current business and predict our future success and viability.

●	We have incurred significant net losses in each period since inception, and we expect to continue to incur net losses until we receive FDA approval for our product candidate or until our commercial strategy for RenovoCath generates sufficient revenues.

●	We are executing on a commercial strategy for selling our RenovoCath device on a standalone basis, which is a new activity for our company and subject to significant inherent risks.

●	Our estimates of total addressable market, potential revenues and similar metrics related to our commercialization efforts for RenovoCath, as well as our estimates for the timing of completion and data readout from our clinical trials, may prove inaccurate, particularly given that our commercialization efforts are relatively new and are evolving and given the uncertainties associated with clinical trials.

●	Revenue recognition from our RenovoCath commercialization activities could be complex and uncertain. We may also be required to defer recognition of revenues under policies which we develop. Our inability to properly recognize revenue could have a material adverse effect on our estimates of our future revenue performance and on our actual financial results.

●	Our revenues and results of operations may be difficult to predict and may fluctuate from quarter to quarter, which could adversely affect our business and the market price of our common stock.

●	If the manufacturers upon whom we rely fail to produce RenovoCath or product candidates in the volumes that we require on a timely basis or fail to comply with stringent regulations applicable to life science manufacturers, we may face delays in the development and commercialization of RenovoCath and our product candidates.

●	We will likely need to raise substantial additional capital to both develop and commercialize IAG (assuming FDA approval) and to separately engage in sales and marketing activities for RenovoCath as a standalone device. Our failure to obtain funding when needed (even following this offering) may force us to delay, reduce or eliminate our product development programs, commercial efforts or collaboration efforts. Moreover, if we do not obtain adequate and timely funding, we may not be able to continue as a going concern.

●	We may consider strategic alternatives in order to maximize stockholder value, including financing, strategic alliances, and licensing arrangements. We may not be able to identify or consummate any suitable strategic alternatives and any consummated strategic alternatives may not be successful.

●	Our product candidates’ commercial viability remains subject to current and future preclinical studies, clinical trials (notably our Phase III TIGeR-PaC study), regulatory approvals, and the risks generally inherent in the development of a pharmaceutical product candidate. If we are unable to successfully advance or develop our product candidates, our business will be materially harmed.

●	As our ongoing Phase III TIGeR-PaC trial is evaluating our most advanced drug-device combination product candidate to date, the failure of the trial to achieve results conducive to progressing the trial or filing and receiving NDA approval could cause our company significant harm.

●	If we do not achieve our projected development goals in the timeframes we announce and expect, our stock price may decline.

●	Our product candidates may exhibit undesirable side effects when used alone or in combination with other approved pharmaceutical products or investigational new drugs, which may delay or preclude further development or regulatory approval or limit their use if approved.

●	If the results of preclinical studies or clinical trials for our product candidates are negative, we could be delayed or precluded from the further development or commercialization of our product candidates, which could materially harm our business.

●	If we are unable to satisfy regulatory requirements, we may not be able to commercialize our product candidates.

●	If our product candidates are unable to compete effectively with marketed drugs targeting similar indications as our product candidates, our commercial opportunity will be reduced or eliminated.

●	We may delay or terminate the development of our product candidates at any time if we believe the perceived market or commercial opportunity does not justify further investment, which could materially harm our business.

●	Our future success depends on our ability to retain our key personnel and to attract, retain, and motivate qualified personnel, especially in light of an acute workforce shortage and hyper-competitive compensation environment.

●	If we are unable to protect our intellectual property effectively, we may be unable to prevent third parties from using our technologies, which would impair our competitive advantage.

●	The patents issued to us may not be broad enough to provide any meaningful protection, one or more of our competitors may develop more effective technologies, designs, or methods without infringing our intellectual property rights and one or more of our competitors may design around our proprietary technologies.

●	The market price of our common stock may be volatile and fluctuate substantially, which could result in substantial losses for our investors.

●	If we fail to maintain compliance with or meet all applicable Nasdaq requirements, we could be delisted from Nasdaq, which would seriously harm the liquidity of our stock and our ability to raise capital.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Encode Ideas LLC Restricted Stock

In June 2025, we entered into a consulting agreement with Encode Ideas LLC. to provide targeted investor relations outreach services. In addition to a monthly consulting fee, we issued 36,000 restricted common stock for services performed. The restricted common shares will vest monthly over a period of one year so long as the agreement has not been terminated. In issuing these restricted common shares, we relied on the private placement exemption from registration provided by Section 4(a)(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Sixth Amended and Restated Certificate of Incorporation of RenovoRx, Inc.	8-K	001-40738	3.1	August 31, 2021
3.2	Amended and Restated Bylaws of RenovoRx, Inc.	8-K	001-40738	3.1	September 11, 2023
4.1	Form of Private Common Stock Warrant (related to the 2020 Convertible Notes and 2021 Convertible Notes)	10-Q	001-40738	4.1	November 15, 2021
4.2	Form of Underwriter’s Warrant	S-1	333-258071	4.1	August 25, 2021
4.3	Form of Warrant Agent Agreement (including the terms of the Warrants)	S-1	333-258071	4.2	August 25, 2021
4.4	Specimen Stock Certificate evidencing the Shares of Common Stock	S-1	333-258071	4.4	August 25, 2021
4.5	Form of Warrant Certificate	S-1	333-258071	4.5	August 25, 2021
4.6	Form of Pre-Funded Common Stock Purchase Warrant	8-K	001-40738	4.1	April 3, 2023
4.7	Form of Common Stock Purchase Warrant	8-K	001-40738	4.2	April 3, 2023
4.8	Warrant to Purchase Common Stock of RenovoRx, Inc.	8-K	001-40738	10.3	January 29, 2024
4.9	RenovoRx Placement Agent Warrant	8-K	001-40738	10.5	January 29, 2024
4.10	Form of Pre-Funded Common Stock Purchase Warrant of RenovoRx, Inc.	8-K	001-40738	10.2	April 15, 2024
4.11	Form of Series A Warrant to Purchase Common Stock of RenovoRx, Inc.	8-K	001-40738	10.3	April 15, 2024
4.12	Form of Series B Warrant to Purchase Common Stock of RenovoRx, Inc.	8-K	001-40738	10.4	April 15, 2024
4.13	Form of Placement Agent Warrant to Purchase Common Stock of RenovoRx, Inc.	8-K	001-40738	10.5	April 15, 2024
4.14	Common Stock Purchase Warrant Issued to Medical Murray, Inc., dated September 25, 2024	10-Q	001-40738	4.14	November 13, 2024
4.15	Form of Underwriter Warrant issued in February 2025 Public Offering	8-K	001-40738	4.1	February 10, 2025
10.1+	Amended and Restated 2021 Omnibus Equity Incentive Plan and Forms of Stock Option Grant Notice and Option Agreement	Filed herewith
10.2*	Supply Agreement, dated June 5, 2025, between RenovoRx, Inc. and Medical Murray, Inc.	Filed herewith
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (embedded within the Inline XBRL document)	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Interactive Data Files submitted as Exhibit 101)	Filed herewith

+	Indicates management contract or compensatory plan or arrangement.
†	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.
*	Portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K because the omitted information is not material and is treated as private or confidential by the registrant.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RenovoRx, Inc.

Date: August 14, 2025	By:	/s/ Shaun R. Bagai
Shaun R. Bagai
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2025	By:	/s/ Ronald B. Kocak
Ronald B. Kocak
VP Controller and Principal Accounting Officer
(Principal Financial Officer)

