Form 10-Q
period 2025-09-30
RenovoRx, Inc.
filed 2025-11-13
CIK 1574094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 12, 2025, the registrant had 36,649,916 shares of common stock, $0.0001 par value per share, outstanding.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	1

Item 1. Financial Statements	1

Condensed Balance Sheets as of September 30, 2025, and December 31, 2024	1

Condensed Statements of Operations for the three and nine months ended September 30, 2025, and 2024	2

Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2025, and 2024	3

Condensed Statements of Cash Flows for the nine months ended September 30, 2025, and 2024	5

Notes to the Unaudited Condensed Interim Financial Statements	6

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures About Market Risk	28

Item 4. Controls and Procedures	28

PART II. OTHER INFORMATION	30

Item 1. Legal Proceedings	30

Item 1A. Risk Factors	30

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3. Defaults Upon Senior Securities	32

Item 4. Mine Safety Disclosures	32

Item 5. Other Information	32

Item 6. Exhibits	33

SIGNATURES	34

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”), particularly in the sections captioned “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements are inherently subject to significant risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control. All statements other than present and historical facts and conditions contained in this Report, including statements regarding our future revenues, our ongoing clinical trial and other results of operations and financial position, business strategy, plans and our objectives for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” “in the future” or the negative of these terms or other comparable terminology. Actual events or results may differ from those expressed in these forward-looking statements, and these differences may be significant and adverse. Forward-looking statements include statements regarding, and important factors that could cause actual outcomes to differ materially from those stated or implied in the forward-looking statements include, but are not limited to, the matters summarized below:

●	the sufficiency of our existing cash, cash equivalents, and investments to fund our future operating expenses and capital expenditure requirements, and statements regarding our ability to continue as a going concern despite our current findings to the contrary;

●	our estimates regarding future revenue, expenses, anticipated capital requirements to fund our future operating expenses, and our need for additional financing;

●	our ability to commercialize our RenovoCath device as a standalone product within its FDA-cleared field of use, including our ability to generate and grow revenues from our commercialization efforts;

●	our anticipated use of our existing cash, cash equivalents, and investments;

●	the ability of our clinical trials to demonstrate safety and efficacy of our product candidates and other positive results;

●	the progress and focus of our current pivotal Phase III TIGeR-PaC trial, our RR5 multi-center post-marketing registry trial, and potential future clinical trials;

●	projections for the timing for enrollment of our clinical trials and our expectations relating to the timing of the provision of updates on, public announcements (if any) for interim or top line data from, and completion of our clinical trials (notably our ongoing Phase III TIGeR-PaC trial);

●	our continued reliance on third parties to conduct clinical trials of our product candidates and for the manufacture of our product candidates;

●	the beneficial characteristics, safety, efficacy, and therapeutic effects of our technology, devices and product candidates;

●	our ability to advance product candidates into and successfully complete clinical trials;

●	our ability to further develop and expand our therapy platform, both to use different chemotherapeutic agents, to include new indications, or to market our catheter on a standalone basis;

●	our ability to obtain and maintain regulatory approval of our product candidates and the timing or likelihood of regulatory filings and approvals, including our expectation to seek special designations, such as orphan drug designation, for our product candidates for various diseases;

●	existing regulations and regulatory developments in the United States and other jurisdictions;

●	our plans relating to commercializing our product candidates, if approved, including the geographic areas of focus and our potential and ability to successfully commercialize our product candidates and generate revenue;

●	the implementation of our strategic plans for our business and product candidates;

●	the expected potential benefits of strategic collaborations with third parties and our ability to attract collaborators with relevant and complementary expertise;

●	our estimates of the number of patients in the United States who suffer from the diseases we target;

●	our estimates of potential addressable market opportunities and our ability to successfully penetrate such market opportunities;

●	the success of competing therapies or devices that are or may become available;

●	developments relating to our competitors and our industry, including competing product candidates, therapies and devices;

●	our plans relating to the further development and manufacturing of our devices and product candidates, including for additional indications which we may pursue;

●	our plans and ability to obtain or protect intellectual property rights, including extensions of existing patent terms where available;

●	the scope of protection we are able to establish and maintain for intellectual property rights, including our therapy platform and product candidates;

●	our ability to successfully negotiate and enter into agreements with distribution, strategic and corporate partners;

●	our potential and ability to successfully manufacture and supply our product candidates for clinical trials and for commercial use, if approved;

●	our ability to retain the continued service of our key personnel and to identify, hire, and then retain additional qualified personnel;

●	our ability to maintain compliance with the continuing listing requirements of The Nasdaq Stock Market LLC (“Nasdaq”); and

●	our expectations regarding the impact of major domestic and geopolitical events on our business.

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

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

RenovoRx, Inc.

Condensed Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$10,044	$7,154
Accounts receivable	169	43
Inventory	272	-
Prepaid expenses	350	328
Other current assets	145	303
Total current assets	10,980	7,828
Right-of-use operating asset	213	278
Property and equipment, net	13	12
Total assets	$11,206	$8,118

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$869	$586
Accrued expenses	1,015	1,323
Total current liabilities	1,884	1,909
Common stock warrant liability	1,110	1,519
Operating lease liability, net of current portion	134	212
Total liabilities	3,128	3,640
Commitments and contingencies (Note 7)

Convertible preferred stock and stockholders’ equity:
Convertible preferred stock, $0.0001 par value; 15,000,000 shares authorized; no shares issued and outstanding as of September 30, 2025, and December 31, 2024	-	-
Common stock, $0.0001 par value, 250,000,000 shares authorized; 36,649,916 and 24,034,672 shares issued and outstanding as of September 30, 2025, and December 31, 2024, respectively	4	2
Additional paid-in capital	66,520	54,695
Accumulated deficit	(58,446)	(50,219)
Total convertible preferred stock and stockholders’ equity	8,078	4,478
Total liabilities, convertible preferred stock and stockholders’ equity	$11,206	$8,118

The accompanying notes are an integral part of these condensed interim financial statements.

RenovoRx, Inc.

Condensed Statements of Operations

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenues	$266	$-	$885	$-
Cost of revenues	53	-	299	-
Gross profit	213	-	586	-

Operating expenses:
Research and development	1,685	1,650	4,768	4,449
Selling, general and administrative	1,728	1,178	4,806	3,889
Total operating expenses	3,413	2,828	9,574	8,338

Loss from operations	(3,200)	(2,828)	(8,988)	(8,338)

Other income, net:
Interest and dividend income, net	113	124	352	299
Change in fair value of common warrant liability	175	233	409	2,103
Total other income, net	288	357	761	2,402
Net loss	$(2,912)	$(2,471)	$(8,227)	$(5,936)
Net loss per share, basic and diluted	$(0.08)	$(0.10)	$(0.24)	$(0.28)

Weighted-average shares of common stock outstanding, basic and diluted	36,646,278	24,940,746	34,892,143	21,325,695

The accompanying notes are an integral part of these condensed interim financial statements.

RenovoRx, Inc.

Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited)

(in thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — December 31, 2024	-	$-	24,034,672	$2	$54,695	$(50,219)	$4,478
Issuance of common stock upon equity financing, net of issuance cost	-	-	11,523,810	2	10,801	-	10,803
Issuance of common stock upon exercise of pre-funded common warrants			951,500	-	-	-	-
Issuance of restricted stock awards	-	-	30,000	-	-	-	-
Issuance of common stock upon exercise of stock options			6,770	-	8	-	8
Stock-based compensation expense	-	-	-	-	288	-	288
Net loss	-	-	-	-	-	(2,420)	(2,420)
Balance — March 31, 2025	-	-	36,546,752	4	65,792	(52,639)	13,157
Issuance of restricted stock awards	-	-	41,000	-	-	-	-
Issuance of common stock upon exercise of stock options	-	-	32,880	-	9	-	9
Issuance of common stock upon exercise of common warrants	-	-	25,252	-	25	-	25
Stock-based compensation expense	-	-	-	-	345	-	345
Net loss	-	-	-	-	-	(2,895)	(2,895)
Balance — June 30, 2025	-	-	36,645,884	4	66,171	(55,534)	10,641
Issuance of restricted stock awards	-	-	4,032	-	-	-	-
Stock-based compensation expense	-	-	-	-	349	-	349
Net loss	-	-	-	-	-	(2,912)	(2,912)
Balance — September 30, 2025	-	$-	36,649,916	$4	$66,520	$(58,446)	$8,078

The accompanying notes are an integral part of these condensed interim financial statements.

RenovoRx, Inc.

Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited)

(in thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	(Deficit)
Balance — December 31, 2023	-	$-	10,693,580	$1	$38,404	$-	$(41,405)	$(3,000)
Issuance of common stock upon exercise of stock options	-	-	38,981	-	42	-	-	42
Proceeds from private placement offering, net of offering costs	-	-	6,133,414	1	5,377	-	-	5,378
Stock-based compensation expense	-	-	-	-	423	-	-	423
Net loss	-	-	-	-	-	-	(1,076)	(1,076)
Balance — March 31, 2024	-	-	16,865,975	2	44,246	-	(42,481)	1,767

Issuance of common stock upon exercise of stock options	-	-	23,228	-	12	-	-	12
Issuance of restricted stock awards	-	-	120,000	-	-	-	-	-
Issuance of common stock upon the private placement offering	-	-	6,960,864	-	9,638	-	-	9,638
Stock-based compensation expense	-	-	-	-	244	-	-	244
Net loss	-	-	-	-	-	-	(2,389)	(2,389)
Balance — June 30, 2024	-	-	23,970,067	2	54,140	-	(44,870)	9,272
Issuance of common stock upon exercise of stock options	-	-	31,272	-	15	-	-	15
Stock-based compensation expense	-	-	-	-	255	-	-	255
Net loss	-	-	-	-	-	-	(2,471)	(2,471)
Balance — September 30, 2024	-	$-	24,001,339	$2	$54,410	$-	$(47,341)	$7,071

The accompanying notes are an integral part of these condensed interim financial statements.

RenovoRx, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(8,227)	$(5,936)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	982	922
Noncash lease expense	65	-
Depreciation expense	1	-
Change in fair value of common warrants classified as a liability	(409)	(2,103)
Changes in operating assets and liabilities:
Accounts receivable	(126)	-
Inventory	(272)	-
Prepaid expenses	(22)	(276)
Other current assets	158	-
Deferred offering costs	-	101
Accounts payable	283	125
Accrued expenses	(386)	472
Net cash used in operating activities	(7,953)	(6,695)

Cash flows from investing activities:
Purchase of property and equipment	(2)	-
Net cash used in investing activities	(2)	-

Cash flows from financing activities:
Gross proceeds from equity financing	12,102	15,016
Issuance costs from equity financing	(1,299)	-
Proceeds from exercise of common warrants	25	-
Proceeds from exercise of stock options	17	69
Net cash provided by financing activities	10,845	15,085
Net increase in cash and cash equivalents	2,890	8,390
Cash and cash equivalents:
Beginning of period	7,154	1,173
End of period	$10,044	$9,563

Supplemental Disclosure of Cash Flow Activities:
Cash paid for income tax	$2	$-
Cash paid for interest	$-	$-

Supplemental Disclosure of Noncash Financing Activities:
Fair value of common warrant classified as a liability	$-	$1,188

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

Liquidity and Capital Resources

From the Company’s inception through September 30, 2025, it has raised an aggregate of $71.4 million, primarily from private placements of convertible preferred stock, convertible debt securities, the issuance of securities in the Company’s August 2021 initial public offering (the “IPO”), registered and unregistered sales of common stock and common stock warrants and the exercise of common stock warrants and common stock options. After deducting underwriting discounts and commissions, placement agent fees and other offering expenses, the Company’s net proceeds raised since inception were $64.3 million. As of September 30, 2025, the Company had cash and cash equivalents of $10.0 million. As used herein, the term “common stock” refers to the Company’s common stock, par value $0.0001 per share.

The Company has incurred significant losses and negative cash flows from operations since its inception. At September 30, 2025, the Company had an accumulated deficit of approximately $58.4 million. For the nine months ended September 30, 2025, the Company reported a net loss of $8.2 million. The Company does not expect to generate positive cash flows from operations unless and until its commercialization activities for RenovoCath as a standalone device (which activities remain in the relatively early stages) generate sufficient revenues. The Company expects to continue to incur significant losses until regulatory approval is granted for its first drug-device combination product candidate, IAG, or until revenues from RenovoCath commercialization increase substantially. Regulatory approval is not guaranteed and may never be obtained, and the Company’s plans to grow RenovoCath revenue may not be achieved at levels anticipated, or at all. The Company may also pursue other revenue-generating strategies such as licensing or collaboration agreements. No assurances can be made that the Company will pursue these strategies, and even if it does, there is a risk that the Company will be unable to generate revenue from such activities.

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

In November 2022, the Company filed an omnibus shelf registration, statement on Form S-3 (No. 333-268302) that provides for the aggregate registered offerings of up to $50.0 million of the Company’s securities subject to various limitations, including limited sales in any twelve-month period while the Company is subject to the “baby-shelf” rules. The Company plans to file for a new omnibus shelf registration in light of the November 21, 2025 expiration of the current shelf registration statement. Such filing will extend the effectiveness of the old shelf registration for an additional 180 days from November 21, 2025. The Company also plans to use its shelf registration statement to establish a customary “at the market” offering program. The Company’s existing shelf registration statement and planned new shelf registration statement are collectively referred to herein as the “Shelf Registration Statement”.

The Company also has filed an effective registration statement on Form S-1 registering the cash exercise of the Company’s outstanding IPO, underwriter and private warrants. Cash exercise of these outstanding warrants is only expected to occur (if at all) when the trading price of the common stock is in excess of the $10.80 per share exercise price of such outstanding warrants.

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

On April 11, 2024, the Company completed another private placement offering to 172 accredited investors, issuing common stock, pre-funded warrants, Series A warrants, and Series B warrants. The aggregate gross proceeds from this offering were $11.1 million, and the net offering proceeds were $9.6 million after deducting placement agent fees of $1.3 million and other professional expenses of $0.2 million. In conjunction with the issuance of 6,960,864 shares of common stock, the Company bundled the offering with: (i) a pre-funded warrant exercisable for 951,500 shares of common stock at an exercise price of $0.0001 per share, with an unlimited term and immediate exercisability upon issuance, subject to specific beneficial ownership limitations; (ii) Series A warrants exercisable for 7,912,364 shares of common stock at $1.22 per share, valid for five years and immediately exercisable subject to customary adjustments and beneficial ownership limitations; (iii) Series B warrants exercisable for 3,956,182 shares of common stock at $1.22 per share, valid for two years and immediately exercisable subject to customary adjustments and beneficial ownership limitations, with the Company retaining the right to call these warrants under certain conditions. Additionally, as compensation to the placement agent, the Company issued warrants on the same date, to purchase up to an aggregate of 701,243 shares of common stock (the “April 2024 PA Warrants”) at $1.69 per share over a five-year term, with provisions for cashless exercise if the shares are unregistered or no current prospectus is available for resale. The April 2024 PA Warrants become exercisable on October 11, 2024, subject to specific beneficial ownership limitations and customary adjustments.

On February 10, 2025, the Company closed an underwritten public offering of common stock, utilizing its Shelf Registration Statement (the “February 2025 Offering”) and received gross proceeds of approximately $12.1 million. The net proceeds were $10.8 million after deducting underwriting fees of $0.8 million and other professional expenses of $0.5 million. The Company issued an aggregate 11,523,810 shares of its common stock in this offering and issued to the underwriters of this offering underwriter warrants to purchase 576,191 shares of common stock at $1.21 per share over a five-year term.

The accompanying condensed interim financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has reviewed the relevant conditions and events surrounding its ability to continue as a going concern including, among others: historical losses, projected future results, negative cash flows from operations, including cash requirements for the upcoming year, funding capacity, net working capital, total stockholders’ equity and future access to capital. Based upon this review and the Company’s current financial condition and operating plans, the Company has concluded that its current cash and cash equivalents will not be sufficient to fund its operations through at least the next 12 months from the issuance of this Report.

As a result, and assuming that commercial sales of RenovoCath do not increase significantly during 2026, the Company will require additional funding to support its continuing operations. Until such time, if ever, as the Company can generate product revenue through its commercialization efforts, the Company expects to finance its cash needs through private or public equity financings, debt financings and collaborations, licenses or other similar arrangements.

2. Summary of Significant Accounting Policies

Basis of Presentation and Unaudited Condensed Interim Financial Information

The accompanying unaudited condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules and regulations, certain footnotes or other financial information normally included in unaudited condensed interim financial statements prepared in accordance with GAAP have been condensed or omitted. The unaudited condensed interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal, recurring adjustments that are necessary to present fairly the Company’s results for the interim periods presented. The condensed balance sheet as of December 31, 2024, is derived from the Company’s audited financial statements. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025, or for any other future annual or interim period. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and as amended by Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

There have been no material changes to the significant accounting policies during the nine months ended September 30, 2025 from those previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on April 1, 2025, other than the accounting policies adopted in connection with the Company’s February 2025 Offering, as well as the inventory policy, as described below.

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

Inventories

Inventories consist of RenovoCath devices which are finished goods held for sale manufactured under contract by the Company’s third-party RenovoCath manufacturer. Inventories are stated at the lower of cost or net realizable value, and are determined using the specific identification method. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The Company periodically reviews its inventory to identify obsolete, slow-moving, or otherwise unsalable inventories based on ongoing assessments of market conditions, technological advancements, and historical sales patterns, and establishes allowances for situations in which the cost of the inventory is not expected to be recovered. Such impairment charges, if any, are recorded in cost of goods sold, on the statements of operations.

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

Use of Estimates

The preparation of condensed interim financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue, income and expenses as well as the disclosure of contingent assets and liabilities at the date of the condensed interim financial statements during the reporting periods. In preparing these condensed interim financial statements, management has made its best estimates and judgments of certain amounts included in the condensed interim financial statements. Significant estimates and assumptions made in the accompanying condensed interim financial statements include, but are not limited to, accruals of certain liabilities, including clinical trial accruals and other contingences, the valuation of financial instruments, the fair value of the Company’s common stock and the fair value of options granted under the Company’s equity incentive plan. On an ongoing basis, the Company evaluates its estimates, including those related to the fair values of assets, stock-based compensation, clinical trial accruals and other contingencies. Management bases its estimates on historical experience or on various other assumptions that it believes to be reasonable under the circumstances. Actual results could differ materially from these estimates.

Emerging Growth Company and Smaller Reporting Company Status

The Company is an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) and may take advantage of reduced reporting requirements that are otherwise applicable to public companies. Section 107 of the JOBS Act exempts emerging growth companies from complying with new or revised financial accounting standards until private companies are required to comply with those standards. The Company has elected to use the extended transition period for complying with new or revised accounting standards. The Company expects to lose its status as an emerging growth company status as of December 31, 2026, the last day of the fiscal year following the fifth anniversary of closing its August 2021 initial public offering.

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

3. Fair Value Measurements

As of September 30, 2025, and December 31, 2024, the Company held cash equivalents of $9.6 million and $7.0 million, respectively, in a money market account.

The following tables summarize the Company’s financial assets and liabilities, measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	September 30, 2025
Assets	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$9,612	$-	$-	$9,612
	$9,612	$-	$-	$9,612

Liabilities	Level 1	Level 2	Level 3	Total
Common stock warrant liability	$-	$-	$1,110	$1,110
	$-	$-	$1,110	$1,110

	December 31, 2024
Assets	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$7,008	$-	$-	$7,008
	$7,008	$-	$-	$7,008

Liabilities	Level 1	Level 2	Level 3	Total
Common stock warrant liability	$-	$-	$1,519	$1,519
	$-	$-	$1,519	$1,519

There were no transfers between Level 1, Level 2 or Level 3 during the periods presented. The Company had no other financial assets or liabilities that were required to be measured at fair value on a recurring basis.

Common Stock Warrants Liability, Changes on Level 3 Liabilities Measured at Fair Value on a Recurring Basis

The following table reflects the change in the Company’s Level 3 common stock warrant liability for the nine months ended September 30, 2025 (in thousands):

Fair value as of December 31, 2024	$1,519
Change in fair value	(409)
Fair value as of September 30, 2025	$1,110

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

The following table details the assumptions used in the Monte Carlo simulation to estimate the fair value of the common stock warrant liability:

	September 30, 2025	December 31, 2024
Stock price	$1.27	$1.29
Strike price	$3.21	$3.21
Expected volatility	100.0% - 102.0%	108.0%
Expected term (years)	0.00 - 3.01	3.76
Risk-free interest rate	3.61% – 4.02%	4.31%
Dividend rate	—%	—%

There were no transfers between Level 1, Level 2 or Level 3 during the periods presented. The Company had no other financial assets or liabilities that were required to be measured at fair value on a recurring basis.

4. Inventory

Inventory of $272,000 as of September 30, 2025, nil at December 31, 2024, consists of RenovoCath finished goods manufactured under contract by the Company’s third-party RenovoCath manufacturer. Inventory expected to be sold more than twelve months from the balance sheet date is classified as inventory, non-current on the condensed balance sheets. Given the early stages of the Company’s commercialization strategy, there were no reserves for inventory, and no inventory was classified as non-current as of September 30, 2025.

5. Property and Equipment, Net

Property and equipment, net are as follows (in thousands):

	September 30, 2025	December 31, 2024
Property and equipment	$15	$12

Subtotal	15	12
Less: accumulated depreciation	(2)	-
Property and equipment, net	$13	$12

Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. The useful life for furniture and equipment is seven years.

Depreciation expense was less than $1,000 and nil for the three months ended September 30, 2025 and 2024, respectively. Depreciation expense was approximately $2,000 and nil for the nine months ended September 30, 2025 and 2024, respectively.

6. Accrued Expenses

The components of accrued expenses are as follows (in thousands):

	September 30, 2025	December 31, 2024
Clinical trial	$381	$432
Employee benefits	449	817
Lease liability — current	102	66
Other	83	8
Total accrued expenses	$1,015	$1,323

7. Leases, Commitments and Contingencies

Operating Leases

In October 2024, the Company entered into a 36-month non-cancelable operating lease, commencing on December 1, 2024, for approximately 1,900 rentable square feet of office space in Mountain View, California. The lease has a one-time option to renew the term for an extension period of 36 months. The office space lease has a remaining lease term of approximately two years. The option to renew the term was not included for purposes of determining the right-of-use asset and associated lease liabilities as the Company determined that the renewal of the lease is not reasonably certain so only the original lease term was taken into consideration. The accounting lease commencement in accordance with ASC Topic 842, Leases, occurred on December 1, 2024, and the Company recorded a total associated right-of-use asset and corresponding lease liability of $285,000.

Classification of the Company’s operating lease on the condensed balance sheets are as follows (in thousands):

	September 30, 2025	December 31, 2024
Assets
Right-of-use operating asset	$213	$278

Liability
Operating lease liability – current	$102	$66

Operating lease liability – noncurrent	134	212
Total liability	$236	$278

The current portion of operating lease liability of $102,000 and $66,000 as of September 30, 2025 and December 31, 2024, respectively, is included within accrued expense on the condensed balance sheet, see “Note 6 Accrued Expenses” in Notes to Condensed Interim Financial Statements.

Lease expense and cash paid by lease type that was recognized during the three months ended September 30, 2025 and 2024 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Operating lease	$27	$-	$81	$-
Short-term lease	-	21	-	62
Total lease expense	$27	$21	$81	$62

For three and nine months ended September 30, 2024, short-term leases of $21,000 and $62,000, respectively, were month-to-month lease arrangements where the Company recognized the lease payments as an expense in the period in which the obligation for those payments incurred. The Company made an election policy not to apply the recognition requirements under ASC Topic 842, Leases, for month-to-month lease agreements.

The minimum lease payments are expected to be as follows for the years ending December 31, (in thousands):

Remainder of 2025	$29
2026	118
2027	111
Total lease payments	$258
Less imputed interest	(22)
Present value of operating lease liability	$236

The interest rate implicit in lease contracts is typically not readily determinable and as such, the Company uses its incremental borrowing rate of 7.75% based on the information available at the lease commencement date, which represents an internally developed rate that would be incurred to borrow, on a collateralized basis, over a similar term, an amount equal to the lease payments in a similar economic environment. As of September 30, 2025, the Company had a remaining lease term of 2.17 years.

Commercial Supply Agreement

The Company entered into a Supply Agreement with Medical Murray, Inc., the Company’s primary third-party RenovoCath manufacturer, with an effective date of June 5, 2025. Under the supply agreement, the Company has agreed to purchase certain minimum order quantities of the Company’s RenovoCath device, based on issued purchase orders modified for limited cancellations or delays as provided in the supply agreement. Beginning with the quarter ended September 30, 2025, the Company recognizes the release of RenovoCath devices from Medical Murray as finished goods and records as inventory.

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

As of September 30, 2025, the value of the Company’s outstanding non-cancellable purchase commitments associated with the supply agreement is approximately $0.7 million. Approximately $0.2 million in payments were made under the supply agreement during the three and nine months ended September 30, 2025.

Legal Proceedings

From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business. The Company was not subject to any material legal proceedings during the three and nine months ended September 30, 2025, and no material legal proceedings are subsequently outstanding or pending.

Guarantees and Indemnification

In the ordinary course of business, the Company enters into agreements that may include indemnification provisions. As permitted under Delaware law and in accordance with its bylaws, the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. The Company is also party to indemnification agreements with its officers and directors. In some cases, the indemnification will continue after the termination of the agreement. The maximum potential amount of future payments that the Company could be required to make under these provisions is not determinable. The Company has never incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. The Company is not currently aware of any indemnification claims. Accordingly, the Company had not recorded any liabilities for these indemnification rights and agreements as of September 30, 2025.

8. Warrants

In connection with the Company’s February 2025 Offering, the Company issued to the underwriter warrants to purchase up to 576,191 shares of common at $1.21 per share over a five-year term. All such warrants expire on February 10, 2030.

The following is a summary of the common stock warrants activity during the nine months ended September 30, 2025.

	Shares Issuable Upon Exercise of Outstanding Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value (In thousands)
Outstanding as of December 31, 2024	25,558,845	$2.32	3.42	$59,298
Issued in February 2025 to:
Underwriter	576,191	$1.21	4.36	$697
Exercised	(976,752)	$0.03		$(25)
Expired	(76,500)	$1.01		$(77)
Outstanding as of September 30, 2025	25,081,784	$2.39	2.72	$59,893

9. Equity Incentive Plan – Stock-Based Compensation Expense

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

A summary of the stock option activity for the nine months ended September 30, 2025 is as follows:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2024	2,797,529	$1.84	7.82	$521
Granted	1,490,249	$0.99
Exercised	(39,650)	$0.41
Forfeited	(76,019)	$1.31
Expired	(37,779)	$1.88
Outstanding as of September 30, 2025	4,134,330	$1.56	7.93	$861
Exercisable as of September 30, 2025	2,076,335	$1.93	6.78	$417
Vested and expected to vest as of September 30, 2025	4,134,330	$1.56	7.93	$861

As of September 30, 2025, there was $1.9 million of unrecognized stock-based compensation expense related to options granted but not yet amortized, which will be recognized over a weighted-average period of approximately 2.73 years.

For the nine months ended September 30, 2025 and 2024, the Company utilized the Black-Scholes option-pricing model for estimating the fair value of the stock option granted and records compensation expense on a straight-line basis over the vesting period of the awards. The Company estimated the fair value of each option grant on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions:

Nine Months Ended September 30,
	2025	2024
Expected volatility	115.07%-121.3%	123.76% – 143.10%
Expected term (years)	6.02 – 10.00	6.02 – 10.00
Risk-free interest rate	3.68%-4.79%	3.63% – 4.30%
Dividend rate	–%	–%

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

The following table summarizes the components of stock-based compensation expense recognized in the Company’s Condensed Statements of Operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Research and development	$185	$87	$447	$294
General and administrative	164	168	535	628
Total stock-based compensation expense	$349	$255	$982	$922

Restricted Stock Units and Restricted Stock Awards Issued for Services

Restricted stock units (“RSU”) are valued based on the closing price of the Company’s common stock on the date of the grant. The fair value of RSU is recognized and amortized on a straight-line basis over the requisite service period of the award.

The following table summarizes RSU activity issued under the 2021 Plan as of September 30, 2025:

	Shares	Weighted Average Grant Date Value
Outstanding as of December 31, 2024	–	$–
Granted	4,032	$1.24
Vested	(4,032)	$1.24
Forfeited	–	$–
Outstanding as of September 30, 2025	–	$–

In June 2025, the Board approved the issuance of 36,000 shares of restricted stock to an entity as consideration for a commercial contract vesting monthly over a one-year period. The shares were issued outside the 2021 Plan and the Company recognized approximately $14,000 and $16,000 of stock-based compensation expense for the restricted stock for the three and nine months ended September 30, 2025.

In March 2025, the Board approved the issuance of 30,000 shares of restricted stock to an entity as consideration for a commercial contract, vested immediately, in a private placement. The shares were issued outside the 2021 Plan and the Company recognized $31,000 of stock-based compensation expense for the restricted stock.

10. Income Taxes

The Company had no income tax expense for the nine months ended September 30, 2025, and 2024. The Company’s effective income tax rate was 0% for the three and nine months ended September 30, 2025. During the nine months ended September 30, 2025, and 2024, the Company had a net operating loss (“NOL”) for each period that generated deferred tax assets for NOL carryforwards. Deferred income tax assets and liabilities are recognized for temporary differences between the financial statements and income tax carrying values using tax rates in effect for the years such differences are expected to reverse. Due to uncertainties surrounding our ability to generate future taxable income and consequently realize such deferred income tax assets, the Company has determined that it is more likely than not that these deferred tax assets will not be realized. Accordingly, the Company has established a full valuation allowance against its deferred tax assets as of September 30, 2025.

The Company’s policy is to recognize any interest and penalties related to unrecognized tax benefits as a component of income tax expense. For the nine months ended September 30, 2025, and 2024, the Company had no accrued interest or penalties related to uncertain tax positions.

11. Net Loss Per Share

Basic and diluted net loss per common share was calculated as follows (in thousands except shares and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(2,912)	$(2,471)	$(8,227)	$(5,936)

Denominator:
Weighted average shares used in computing net loss per share – basic and diluted	36,646,278	24,940,746	34,892,143	21,325,695
Net loss per share – basic and diluted	$(0.08)	$(0.10)	$(0.24)	$(0.28)

For the three and nine months ended September 30, 2025, and 2024, the Company had a net loss and, as such, all outstanding shares of potentially dilutive securities were excluded from the calculation of diluted net loss per share as the inclusion would be anti-dilutive.

Potentially dilutive securities not included in the computation of diluted net loss per share because to do so would be antidilutive are as follows (in common stock equivalent shares):

	As of September 30,
	2025	2024
Options to purchase common stock	4,134,330	397,025
Common stock warrants	19,646,506	6,473,226
Total	23,780,836	6,870,251

12. Segment Information

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Company’s Chief Executive Officer (“CEO”), who, for these purposes, is the Company’s Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company operates as a single reporting segment, focused on developing novel targeted oncology therapies and offering RenovoCath delivery system as stand-alone device targeting high unmet medical needs. The Company’s measure of segment profit or loss is net loss. The CODM is the CEO. The CODM manages and allocates resources to the operations of the Company on a total company basis. Managing and allocating resources on a company basis enables the CEO to assess the overall level of resources available and how to best deploy these resources across functions, clinical, manufacturing and research and development projects that are in line with the Company’s long-term company-wide strategic goals. Consistent with this decision-making process, the CEO uses financial information for purposes of evaluating performance, forecasting future period financial results, allocating resources and setting incentive targets. Operating expenses are used to monitor budget versus actual results. The CODM also uses net loss in competitive analysis by benchmarking to the Company’s peer group. The competitive analysis along with the monitoring of budgeted versus actual results are used in assessing performance of the segment. All the Company’s assets are held in the United States and all the Company’s revenues are derived from the United States.

The following table is representative of revenue and significant expense categories regularly provided to the CODM when managing the Company’s single reporting segment (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenues	$266	$-	$885	$-
Program expenses (1)
Clinical trial studies	823	678	2,048	1,951
Manufacturing development, RenovoCath	216	55	935	289
Other research and development	93	118	296	135
Non-program expenses (2)	1,206	826	3,271	2,818
Personnel compensation and related expenses, including share-based compensation expenses	1,128	1,151	3,323	3,145
Other segment (income) expense (3)	(288)	(357)	(761)	(2,402)
Net loss	$(2,912)	$(2,471)	$(8,227)	$(5,936)

(1)	Includes external research expenses, clinical studies, manufacturing development and non-recurring engineering costs, professional and consulting, regulatory, and trade shows.
(2)	Includes selling, general and administrative expenses for professional and consulting expenses, audit fees, board fees, legal expenses, insurance expenses, travel, and other office expenses.
(3)	Includes interest income and interest expense and gain recognized on the fair value of common stock warrant liability.

13. Related Party Transactions -

The Company has a consulting agreement with one of the Company’s co-founders, Dr. Ramtin Agah, pursuant to which Dr. Agah provides consulting services as the Company’s Chief Medical Officer assisting in, among other management items, the oversight of the Company-sponsored clinical trials. For the three months ended September 30, 2025, and 2024, consulting fees incurred to Dr. Agah were $84,000 and $76,000, respectively. For the nine months ending September 30, 2025, and 2024, consulting fees paid to Dr. Agah were $253,000 and $228,000, respectively. In addition, the Board approved a discretionary bonus of $121,000 paid in February 2025 to Dr. Agah in recognition of the Company’s and individual performance achieved in 2024.

14. Subsequent Events

On November 10, 2025, the Company and each of the executive officers entered into Amended and Restated Change of Control and Severance Agreements (the “Amended CoC Agreements”). The Amended CoC Agreements amend the existing Change of Control and Severance Agreements with such executives with the effect of (i) adding the payment of a pro-rated bonus if there is a termination during the Change in Control Period (as defined in the Amended CoC Agreements) and (b) increasing the Change in Control Period from one year to two years.

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

Overview

We are a commercial and clinical stage life sciences company offering RenovoCath®, a novel, U.S. Food and Drug Administration (“FDA”)-cleared local drug delivery device, targeting high unmet medical needs, with a present focus on difficult to treat cancers. Our mission is to integrate our approach for therapeutic drug-delivery into the standard of care and ultimately improve patient outcomes by offering a more targeted and tolerable treatment option.

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

Our RenovoCath device utilizes our patented Trans-Arterial Micro-Perfusion (“TAMP™”) therapy platform, which is designed to ensure targeted therapeutic delivery across the arterial wall near the tumor site to bathe the target tumor. By localizing and targeting delivery of therapeutic agents via the peripheral vascular system, TAMP is designed to optimize drug concentration where it is needed. This targeted approach is designed to minimize systemic exposure and toxicities related to chemotherapy and addresses the longstanding challenge in cancer care of poor blood supply to tumor sites. Our novel approach to targeted treatment offers the potential for increased safety, tolerance, and improved efficacy. RenovoCath is indicated for temporary vessel occlusion in applications including arteriography, preoperative occlusion, and chemotherapeutic drug infusion. We hold a robust portfolio of 19 issued patents and 12 pending patents covering our TAMP technology.

The early signs of clinical adoption of RenovoCath are promising. We are seeing interest and adoption from academic medical centers, NCI-designated cancer centers, and large community hospitals. Importantly, physicians who have used TAMP, enabled by RenovoCath, are treating additional patients, validating the utility and safety of our technology.

Commercialization of RenovoCath

For the past several years, we have focused our efforts on progressing IAG through clinical trials. However, based on organic demand from doctors in the field who have become familiar with our technology, in 2024 we made the decision to launch an effort to commercialize our RenovoCath delivery device as a standalone device within its FDA cleared uses. Commenced in the field in the fourth quarter of 2024, this commercial effort has already begun to achieve positive results, including our first commercial sales revenue in the fourth quarter of 2024. To accommodate increased need for RenovoCath supply, we expanded our relationship with our U.S.-based, primary third-party RenovoCath manufacturer, Medical Murray, Inc.

Since launching commercial sales less than a year ago in the fourth quarter of 2024, and without a dedicated sales and marketing team, we have expanded from five centers approved to purchase RenovoCath at the start of 2025 to fourteen leading cancer centers now. Five of these centers have already used the device in patients and made repeat orders, demonstrating both demand and customer satisfaction. Physician feedback continues to underscore, what we view, are the benefits of the targeted drug-delivery that can be achieved with TAMP, including reducing systemic chemotherapy toxicity and improving patient quality of life.

As of September 30, 2025, and through the first nine months of 2025, RenovoCath sales totaled approximately $900,000, and we expect that revenue generated from sales of RenovoCath will increase over time.

With our small team, we have established a geographically diverse network of clinical institutions using and interested in the TAMP technology, enabled by RenovoCath, spanning throughout the United States. This network represents not only leading academic institutions and NCI-designated cancer centers, but also high-volume community hospitals, giving us confidence in the potential for deep market penetration of our technology. Our focus remains on strategic, data-driven expansion, ensuring each new center is well supported through onboarding, training, and case follow-up. We are also seeing growing physician-to-physician advocacy, one of the strongest indicators of adoption in interventional oncology.

To support and expand our commercial efforts, in August 2025, we announced the hiring of Philip Stocton as Senior Director of Sales and Market Development. Mr. Stocton brings more than 25 years of MedTech leadership, including a decade focused on interventional oncology. His expertise will be invaluable as we broaden our footprint across the U.S., while maintaining a lean operating structure. In alignment with our existing budget, we have added two additional regional sales managers and plan to add a marketing director by the end of 2025 to drive physician engagement.

We continue to gather important data about our market (such as sales cycles, activation times, individual customer preferences and other commercial matters), as we seek to grow our customer base, fulfill repeat RenovoCath orders and position ourselves for commercial growth over the long term. We plan on applying these learnings into 2026.

We are experiencing repeat orders and use with RenovoCath, as well as an expansion of interest among a growing number of approved centers with increasing market awareness and interest across oncology disciplines. As we refine and grow our efforts with a small but dedicated and experienced sales and marketing team, we continue to expect our revenues to grow during 2026 and beyond.

We are encouraged by our early adoption curve and believe our commercial growth strategy positions us for long-term success. Our vision is for RenovoCath to address a large unmet need in oncology. Based on our internal assumptions, we continue to estimate that the initial peak U.S. market opportunity of RenovoCath as a standalone device is approximately $400 million annually, and ultimately, a several-billion-dollar opportunity as we expand into other tumor types.

Readers are advised that our RenovoCath commercialization efforts are new and have experienced fluctuations in revenue, and we may not be able to achieve revenue growth for a variety of reasons. Thus, our efforts remain focused on the longer term. Moreover, revenue recognition under generally accepted accounting principles requires subjective judgments to be made by our management and could otherwise be complex and create uncertainties, including uncertainties arising from varying terms of sale we may offer to different customers. We may also be required to defer recognition of revenues until certain conditions are met. See “Components of Our Results of Operations – Revenue” below for further information.

Our Ongoing Pivotal Phase III Trial for IAG

In parallel to our RenovoCath commercialization efforts, our ongoing Phase III TIGeR-PaC clinical trial to investigate IAG for the treatment of LAPC continues to progress, with enrollment expected to be completed in early 2026 and final data anticipated in 2027. TIGeR-PaC is the cornerstone of our clinical development program, validating our mechanism of action and safety profile through rigorous, long-term evaluation. This trial is being conducted under a U.S. Investigational New Drug (“IND”) application that is regulated by the FDA’s 21 CFR 312 pathway. IAG has received Orphan Drug Designation for pancreatic cancer and bile duct cancer, which provides 7 years of market exclusivity upon approval by the FDA.

The current protocol and statistical analysis plan for the Phase III TIGeR-PaC trial requires 114 randomized patients, with 86 events (namely, patient deaths) necessary to complete the final analysis.

The 52nd event in the TIGeR-PaC trial occurred during the second quarter of 2025, triggering the pre-planned second interim analysis and review by the independent Data Monitoring Committee (DMC) for the trial, which took place in August 2025. The role of the DMC is to independently review the trial data and make recommendations to our company, mainly whether the data support, from a third-party point of view, continuing the trial to completion.

In August of 2025, we reported that the TIGeR-PaC independent DMC completed their review of our second interim analysis and recommended that we continue with the trial. We believe the independent DMC’s recommendation is an expression of confidence in the potential for a positive outcome in the trial overall. The second interim review of data reinforces that the trial should proceed as planned to the final analysis as we seek to potentially demonstrate the safety and superiority of intra-arterial gemcitabine delivered via RenovoCath for the treatment of LAPC as compared to intravenous chemotherapy, the current standard of care. With a view towards preserving the integrity of the TIGeR-PaC trial for FDA purposes, and following our review of general FDA guidance, discussions with the independent DMC, and consultation with our regulatory advisors, we have decided to defer publishing the detailed data from the second interim analysis. We will revisit publishing the actual second interim data, most likely upon completion of the study as is common for pivotal Phase III trials.

Recently we strengthened our Scientific Advisory Board to now include recognized surgeon and pancreatic cancer expert, Dr. Timothy Donahue, and internationally renowned interventional oncologist, Dr. Thierry de Baère. Dr. Donahue is Director of UCLA’s Agi Hirshberg Center for Pancreatic Diseases and as Chief of the Division of Surgical Oncology at the David Geffen School of Medicine. He also is the Garry Shandling Chair in Pancreatic Surgery. Professor de Baère is Head of the Interventional Radiology at both Gustave Roussy Cancer Centre and University Paris-Saclay in France.

We may also evaluate the safety of RenovoCath for the delivery of therapeutic agents as a potential therapy in other indications.

Launch of the RR5 Multi-Center Post-Marketing Registry Study to Evaluate Chemotherapy Delivered by RenovoCath Device to Solid Tumors

In July 2025, we launched our RR5 Post-Marketing Registry Study for RenovoCath (NCT06805461) (which we call the RR5 Study). The RR5 Study is progressing well, generating real-world data on the safety and effectiveness of RenovoCath across a range of solid tumors and demonstrates our commitment to advance our future clinical strategy by evaluating potential expansions of the use of RenovoCath for chemotherapy-delivery in additional high-unmet need oncology indications beyond LAPC.

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

The RR5 Study is a registry study designed to evaluate long-term safety and survival outcomes for patients diagnosed with solid tumors that are treated using the RenovoCath device for targeted chemotherapy delivery.

The RR5 Study aims to enroll adult patients who have been diagnosed with solid tumors and treated using the RenovoCath device. The registry study will capture real-world data on the utilization of RenovoCath and generate additional safety information across a broader range of solid tumors. Additionally, this data is expected to be used to inform future clinical trial designs.

In September 2025, we reported that the first patient procedure in the RR5 Study had taken place at the University of Vermont Cancer Center was completed, and Baptist Health Miami Cancer Institute and the University of Pittsburgh Medical Center had joined the registry study as additional sites.

In addition, we continue to advance investigator-initiated trials in borderline resectable and oligometastatic pancreatic cancer. These studies are designed to be cost-neutral to our company while providing meaningful data that may further broaden the application of our TAMP therapy platform.

Cash Resources, History of Losses and Planned Activities

We have incurred significant operating losses and generated negative cash flows from operations since our inception. As of September 30, 2025, we had cash and cash equivalents of approximately $10.0 million. We reported net losses of $2.9 million and $8.2 million for the three and nine months ended September 30, 2025, respectively. As of September 30, 2025, we had an accumulated deficit of $58.4 million. We expect to continue to incur significant expenses, operating losses and negative cash flows while we seek to grow our revenues from RenovoCath commercial sales. Further, we will not generate revenues from IAG sales unless and until we successfully complete development and obtain regulatory approval for IAG or another product candidate. Given economic and market conditions and timing of regulatory approval for IAG, we expect that our expenses will increase in connection with our ongoing commercial, research and development activities, particularly if and when we decide to:

●	Advance clinical development of IAG and our platform technology by continuing to enroll patients in our ongoing Phase III TIGeR-PaC clinical trial, expand our post marketing RR5 Study, and advance IAG through other preclinical and clinical pipeline indication opportunities beyond LAPC;

●	Make targeted investments we deem necessary to expand our RenovoCath commercial sales efforts (which we have done in the second half of 2025 as noted above);

●	Hire additional research, development, sales and marketing, selling, and general and administrative personnel;

●	Pursue future collaborations, licensing arrangements or other strategic or commercial activities relating to our technology;

●	Maintain, expand, enforce, defend, and protect our intellectual property portfolio; and

●	Expand our operational, financial and management systems and increase personnel, including personnel to support our clinical development, manufacturing and commercialization efforts.

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

Based on our current plans, our cash on hand is expected to fund both the RenovoCath commercial scale-up and continued progress of our Phase III TIGeR-PaC trial, as well as other activities, into the middle of 2026. Any increase in sales momentum beyond our current expectations could extend this timeline. However, due to our recurring operating losses and the expectation that we will continue to incur net losses in the future, we will be required to raise additional capital to fund our operations through at least the next 12 months from the issuance of this Report, continue the commercialization of RenovoCath and complete the development of and gain regulatory approval for IAG or any other of our future potential product candidates. We have historically financed our operations primarily through private and public sales of our equity (including warrants to purchase common stock). To raise additional capital, we may seek to sell additional equity and/or debt securities, obtain a credit facility or other loan or enter into collaborations, licenses or other similar arrangements, which we may not be able to do on favorable terms, or at all.

As we continue to make progress commercially, and as each day we get closer to our final Phase 3 TIGeR-PaC study data readout (anticipated in 2027), we have multiple potential opportunities to strengthen our balance sheet as needed including, but not limited to, debt and/or equity financing (including via our shelf registration statement) as well as our current ongoing licensing and partnerships discussions. All of these financing options should provide our company with the best flexibility as we continue to drive shareholder value. Further, we plan to use our shelf registration statement to establish a customary “at the market” offering program.

However, we may not be able to obtain financing on favorable terms when needed, or at all. Our ability to obtain additional financing will be subject to a number of factors, including market conditions, fluctuations in interest rates, our operating performance and investor sentiment. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue the development and/or commercialization of our product candidates, restrict or cease our operations or obtain funds by entering into agreements on unfavorable terms. Failure to obtain additional capital on acceptable terms, or at all, would result in a material and adverse impact on our operations.

Our condensed interim financial statements as of September 30, 2025 have been prepared under the assumption that the Company will continue as a going concern and, despite the Company’s findings to the contrary, do not include any adjustments that may result from the negative outcome of this uncertainty.

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

Components of Our Results of Operations

Revenue

In December of 2024, we began to derive revenue through the sale of our RenovoCath device on a standalone basis directly to end users (i.e., hospitals and cancer treatment centers). We consider customer purchase orders, which in some cases are governed by master sales agreements or standard terms and conditions, to be the contracts with a customer. Our contracts with customers typically contain a single performance obligation, which is the delivery of the RenovoCath device. We recognize revenue from sales of products at the point in time that the customer obtains control, which is typically based upon the terms of delivery. In determining the transaction price, we evaluate whether the price is subject to refund or adjustment to determine the net consideration to which it expects to be entitled. The only type of variable consideration we offer is limited return rights relating primarily to product damage or defects identified upon receipt, and therefore we expect minimal returns. Returns are estimated taking into consideration several factors including these limited product return rights, historical return activity, and other relevant factors. We have not experienced any commercial product returns to date and, accordingly, no allowance for returns was recorded as of September 30, 2025.

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

We expect our research and development expenses to increase for the foreseeable future as we continue the development of our product candidates and enroll subjects in our ongoing Phase III clinical trial, expand our RR5 Study, and pursue regulatory approval of IAG or other product candidates. It is difficult to predict with any certainty the duration and costs of completing our current or future clinical trials of our product candidates or if, when, or to what extent we will achieve regulatory approval. The duration, costs and timing of clinical trials and other development of our product candidates will depend on a variety of factors, including uncertainties in clinical trial enrollment, timing and extent of future clinical trials, development of new product candidates, and significant and changing government regulation. We may never succeed in achieving regulatory approval for any of our product candidates.

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

Selling, General and Administrative

Selling, general and administrative expenses consist of salaries, benefits, and stock-based compensation for personnel in executive, finance, commercial and administrative functions, professional services and associated costs related to accounting, tax, audit, legal, intellectual property and other matters, consulting costs, conferences, travel and allocated expenses for rent, insurance and other general overhead costs. We expect to continue to incur additional expenses as a result of operating as a public company, including costs to comply with the rules and regulations of the U.S. Securities and Exchange Commission, (“SEC”) and Nasdaq listing standards and increased expenses in the areas of insurance, professional services and investor relations. As a result, we expect our selling, general and administrative expenses to increase in the foreseeable future as we expand our commercialization efforts, due primarily to anticipated hiring of a limited number of additional sales and marketing personnel. Selling, general and administrative expenses are expensed as incurred.

Other Income

Interest income is earned from cash deposited in our money market account.

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability represents the gain or loss reported from the change in the fair value of the common stock warrant liability for warrants issued under the registered direct offering. On April 3, 2023, we completed a registered direct offering financing, issuing common shares and common stock warrants. The fair value of the common stock warrant per share was $0.57 and $0.61 on September 30, 2025 and 2024, respectively. The decrease in the fair value of the liability from the prior year was primarily due to the decrease in our stock price combined with a shorter term to expiration.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2025 and 2024

The following table summarizes the significant components of our results of operations for the periods presented (in thousands, except percentages):

	Three Months Ended September 30,		Increase / (Decrease)
	2025	2024	$	%
	(unaudited)
Revenues	$266	$-	$266	n/a
Cost of revenues	53	-	53	n/a
Gross profit	213	-	213	n/a

Operating expenses:
Research and development	1,685	1,650	35	2%
Selling, general and administrative	1,728	1,178	550	47%
Total operating expenses	3,413	2,828	585	21%
Loss from operations	(3,200)	(2,828)	(372)	(13)%
Other income, net
Interest and dividend income, net	113	124	(11)	(9)%
Change in fair value of common warrant liability	175	233	(58)	(25)%
Total other income	288	357	(69)	(19)%
Net loss	$(2,912)	$(2,471)	$(441)	(18)%

Revenue

We recognized approximately $266,000 of revenue from sales of RenovoCath for the three months ended September 30, 2025, compared to no revenue for the same period in 2024. The quarter ended September 30, 2025 marked our third consecutive full quarter of revenue generation from RenovoCath sales. We experienced relatively minor fluctuation in sales during the third quarter of 2025 as compared to the second quarter of 2025 given that our commercialization efforts are so new, have been handled by limited staff, and that only a handful of patients can impact revenue at this stage. This was not unexpected, and we continue to expect to grow revenue from RenovoCath over time.

Cost of Revenue

Cost of revenue was approximately $53,000 for the three months ended September 30, 2025, compared to no cost of revenue for the same period in 2024. Cost of revenue consists of costs associated with the sales of RenovoCath devices from Medical Murray, our third-party manufacturer.

Gross Margin

Gross profit was $213,000 for the three months ended September 30, 2025 (resulting in gross profit margin of approximately 80%), compared to no gross profit for the same period in 2024.

Prior to the commencement of commercial sales during the quarter ended December 31, 2024, all costs of manufacturing to produce RenovoCath devices were allocated to our TIGeR-PaC clinical trial study in prior periods and expensed as research and development. The cost for RenovoCath devices not associated with the TIGeR-PaC study represents the total costs to manufacture the device based on time and materials to produce the devices from Medical Murray including costs for devices under the commercial supply agreement.

Research and Development

Research and development expenses were approximately $1.7 million for the three months ended September 30, 2025, and 2024, remaining relatively unchanged. The period-over-period modest increase in research and development expenses is primarily driven by an increase in clinical expenses of $0.2 million and non-recurring engineering costs for the development of our next generation RenovoCath delivery system of $0.1 million to support our commercial effort program. The increase was offset by decreases in personnel expenses and regulatory of $0.2 million and selling, general and administrative expense allocation of approximately $0.1 million each. We expect research and development expenses to increase during 2025 as we continue to develop our next generation for our RenovoCath device, progress our Phase III TIGeR-PaC clinical trial study for IAG and to launch our new RenovoCath Post-Marketing Registry Study called RR5 Study.

Selling, General and Administrative

Selling, general and administrative expenses were approximately $1.7 million for the three months ended September 30, 2025 compared to $1.2 million for the three months ended September 30, 2024, an increase of $0.5 million. Professional and consulting expenses increased by $0.2 million compared to the same period last year, primarily due to the implementation of our new enterprise resource planning software and incurred additional outside consultation to advise on adopting policies and controls to remediate the material weakness. Investor and public relations increased by $0.1 million due to an increase in digital marketing expenses including personnel related expenses of $0.1 million and a decrease in selling, general and administrative allocation to research and development of $0.1 million. We anticipate selling, general and administrative expenses to increase during 2025 as we progress with our commercialization activities for our RenovoCath device, due primarily to anticipated hiring of sales and marketing personnel as described above.

Other Income, net

Other income was approximately $0.3 million for the three months ended September 30, 2025, a decrease in other income of approximately $0.1 million compared to other income of $0.4 million for the same period last year. The decrease in other income was primarily due to approximately $0.1 million change in the fair value of the common warrant liability primarily due to an increase in our stock price and shorter term to expiration.

Comparison of the Nine Months Ended September 30, 2025 and 2024

The following table summarizes the significant components of our results of operations for the periods presented (in thousands, except percentages):

	Nine Months Ended September 30,		Increase / (Decrease)
	2025	2024	$	%
	(unaudited)
Revenues	$885	$-	$885	n/a
Cost of revenues	299	-	299	n/a
Gross profit	586	-	586	n/a

Operating expenses:
Research and development	4,768	$4,449	$319	7%
Selling, general and administrative	4,806	3,889	917	24%
Total operating expenses	9,574	8,338	1,236	15%
Loss from operations	(8,988)	(8,338)	(650)	(8)%
Other income, net
Interest and dividend income, net	352	299	53	18%
Change in fair value of common warrant liability	409	2,103	(1,694)	(81)%
Total other income, net	761	2,402	(1,641)	(68)%
Net loss	$(8,227)	$(5,936)	$(2,291)	(39)%

Revenue

We recognized approximately $0.9 million of revenue from sales of RenovoCath for the nine months ended September 30, 2025, compared to no revenue for the same period last year as we launched initial commercial sales activity for RenovoCath during the fourth quarter of 2024. We expect to grow revenue from RenovoCath sales over time as we expand our commercial efforts.

Cost of Revenue

Cost of revenue was approximately $0.3 million for the nine months ended September 30, 2025, compared to no cost of revenue for the same period last year. Cost of revenue consists of costs associated with the sales of RenovoCath devices primarily from Medical Murray, our third-party manufacturer. Prior to the commencement of our RenovoCath commercial sales during the quarter ended December 31, 2024, all costs of manufacturing to produce RenovoCath devices were allocated to our TIGeR-PaC clinical trial study in prior periods and expensed as research and development. The cost for devices not associated with the TIGeR-PaC study represents the total costs to manufacture the device based on time and materials to produce the devices from Medical Murray including costs for devices under the commercial supply agreement.

Research and Development

Research and development expenses were approximately $4.8 million for the nine months ended September 30, 2025, compared to $4.4 million for the same period last year, an increase of $0.4 million. The period-over-period increase in research and development expenses is primarily due to an increase in non-recurring engineering costs for the development of the next generation of our RenovoCath delivery system by $0.3 million. Clinical increased $0.3 million due to costs associated with our ongoing Phase III clinical trial study TIGeR-PaC and costs for our RR5 Study. Clinical, oncology and interventional radiology conferences and other scientific trade shows activities increased by $0.1 million including the costs of other research activities of $0.1 million. The increases were offset by an increase of payments from clinical trial sites in consideration for RenovoCath delivery devices of $0.2 million and a decrease in selling, general and administration expenses allocated to research and development of $0.2 million. We expect research and development expenses to increase during 2025 as we continue to incur non-recurring engineering activities for the next generation of our RenovoCath device, progress our Phase III TIGeR-PaC clinical trial study for IAG, and to expand our new RR5 Study.

Selling, General and Administrative

Selling, general and administrative expenses were approximately $4.8 million for the nine months ended September 30, 2025, compared to $3.9 million for the same period last year, an increase of approximately $0.9 million. The period-over-period increase in selling, general and administrative expenses is primarily driven by an increase in head count and employee and related benefit costs of $0.2 million, professional and consulting fees of $0.4 million primarily due to the implementation of our new enterprise resource planning software and adopting policies and controls to remediate the material weakness, and an decrease in selling, general and administrative expenses allocated to research and development expenses of $0.2 million compared to the same period last year We anticipate selling, general and administrative expenses to increase during 2025 as we progress and expand our commercialization activities for our RenovoCath delivery system, due primarily to anticipated hiring of sales and marketing personnel.

Other Income, net

Other income was approximately $0.8 million for the nine months ended September 30, 2025, a decrease of approximately $1.6 million compared to approximately $2.4 million for the same period last year. The decrease was primarily due to a $1.7 million decrease in the fair value of the common warrant liability due to an increase in our stock price and shorter term to expiration.

Liquidity and Capital Resources

From our inception through September 30, 2025, we have raised an aggregate of $71.4 million, primarily from private placements of convertible preferred stock, convertible debt securities, the issuance of securities in public and private placement offerings and the exercise of common stock warrants and common stock options. After deducting underwriting discounts and commissions, placement agent fees and other offering expenses, our net proceeds from these offerings were $64.3 million. As of September 30, 2025, we had cash and cash equivalents of approximately $10.0 million. As discussed above under the caption “Cash Resources, History of Losses and Planned Activities”, based on our operational plans, we do not expect that our current cash and cash equivalents as of the date of this Report will be sufficient  to fund our operating, investing and financing needs for at least the next twelve months from the date of this Report. This raises a current substantial doubt about our ability to continue as a going concern.

We have incurred significant losses and negative cash flows from operations since our inception. At September 30, 2025, we had an accumulated deficit of approximately $58.4 million. For the three and nine months ended September 30, 2025, we reported a net loss of $2.9 million and $8.2 million, respectively. Depending on our commercialization efforts with RenovoCath, we do not expect to generate positive cash flows from operations until we generate sufficient revenues from RenovoCath sales, which we may be unable to achieve. We also expect to incur losses from our clinical activities until regulatory approval is granted for our first product candidate, IAG. Regulatory approval is not guaranteed and may never be obtained. We may also pursue other revenue-generating strategies such as licensing or collaboration agreements or commercializing RenovoCath on a standalone basis. No assurances can be made that we will pursue these strategies, and even if it does, there is a risk that we will be unable to generate revenue from such activities.

We believe we will be able to raise additional required capital when needed through debt financings, private or public equity financings, license agreements, collaborative agreements or other arrangements with other companies, or other sources of financing. There can be no assurance that such financing will be available when needed or will be at terms acceptable to us. The inability to raise capital as and when needed would have a negative impact on our liquidity, financial condition and the ability to pursue our business strategy. We will need to generate significant revenue from commercial sales of RenovoCath or otherwise to achieve positive cash flow or profitability, and we may never do so.

Our ability to obtain additional financing we may need in the future will be subject to a number of factors, including market conditions, fluctuations in interest rates, our operating performance and investor sentiment. However, there can be no assurances that such financing will be available or will be at terms acceptable to us, or at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our clinical trials, discontinue the development and/or commercialization of our product candidates, restrict or cease our operations or obtain funds by entering into agreements on unfavorable terms. If any of these events occur, our ability to achieve our operational goals would be adversely affected. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described in the section titled “Risk Factors” in this Report and in our 2024 Annual Report. Depending on the severity and direct impact of these factors on us, we may be unable to secure additional financing to meet our operating requirements on commercially acceptable terms favorable to us, or at all.

Sources of Liquidity

Since our inception, we have been primarily a clinical stage company on our clinical development stage lead product candidate, novel drug-device combination product consists of IAG via RenovoCath for the treatment of LAPC. In 2024, we made the decision to launch an effort to commercialize our RenovoCath device as a standalone product within its FDA-cleared fields of use and upon our initial commercialization launch of RenovoCath, we started to generate revenue in the fourth quarter of 2024. We anticipate continuing to generate revenue from RenovoCath sales and growing such sales over time, which would support our liquidity. However, we have incurred significant operating losses and negative cash flows from operations, and we anticipate that we will continue to incur net losses until our RenovoCath commercial efforts generates meaningful revenues, of which no assurances can be given.

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

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash provided by (used in):
Operating activities	$(7,953)	$(6,695)
Investing activities	(2)	-
Financing activities	10,845	15,085
Increase in cash and cash equivalents	$2,890	$8,390

Net Cash Used in Operating Activities

Cash used in operating activities for the nine months ended September 30, 2025 of $8.0 million reflected a net loss of $8.2 million and a net change in our operating assets and liabilities of $0.4 million, offset by non-cash charges of $0.6 million.

Cash used in operating activities of $6.7 million for the nine months ended September 30, 2024, reflected a net loss of $5.9 million and non-cash charges of $1.2 million, offset by net change in our operating assets and liabilities of $0.4 million.

Cash Used in Investing Activities

Cash used in investing activities for the nine months ended September 30, 2025 consisted of $0.2 million for the purchase of property and equipment.

Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2025 was approximately $10.8 million, consisting primarily of net proceeds from the public equity offering.

Net cash provided by financing activities for the nine months ended September 30, 2024 was $15.1 million, consisting primarily of net proceeds from private placement offerings.

Contractual Obligations and Other Commitments

There have been no material changes in our contractual obligations or other commitments since we filed our 2024 Annual Report, other than an increase to certain purchase obligations with our commercial supply agreement of approximately $0.7 million, see Note 7, Leases, Commitments and Contingencies.

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

There have been no significant changes to our critical accounting policies or significant judgments and estimates for the nine months ended September 30, 2025, from those previously disclosed in our 2024 Annual Report.

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

April 2023 Warrants

We evaluated pre-funded warrants and the April 2023 Warrant issued in connection with registered direct financing in April 2023 to determine whether such warrants qualify for equity classification, or meet the definition of a derivative instrument, classified as a liability on the condensed balance sheets and measured at fair value at inception and at each reporting date with changes in fair value recognized in the condensed statements of operations in the period of change.

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

We have elected to take advantage of certain of the reduced disclosure obligations in this Report on this Form 10-Q and may elect to take advantage of other reduced reporting requirements in future filings. As a result, the information that we provide to our stockholders may be different than what you might receive from other public reporting companies in which you hold equity interests.

We are also a “smaller reporting company,” meaning that the market value of our stock held by non-affiliates plus the proposed aggregate amount of gross proceeds to us is less than $700.0 million and our annual revenue is less than $100.0 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (1) the market value of our stock held by non-affiliates is less than $250.0 million or (2) our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700.0 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, like emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal quarter ended September 30, 2025. Based on this evaluation, our Chief Executive Officer and Principal Accounting Officer have concluded that, during the period covered by this Report, our disclosure controls and procedures were not effective due to our previously identified material weaknesses in internal control over financial reporting. As a result, we have performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, notwithstanding the identified material weaknesses, management, including our Chief Executive Officer and Principal Accounting Officer, believes the condensed interim financial statements included in this Report are fairly presented, in all material respects, in accordance with GAAP.

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

Risk Factors Summary

The following is a summary of principal factors and uncertainties that make investing in shares of our common stock risky and impact our ability to execute on our business strategy include risks regarding the following. This summary is not exhaustive, and readers are therefore encouraged to review the “Risk Factors” section and the “Risk Factors” section in our 2024 Annual Report in their entirety:

●	We have no drug/device combination products approved for commercial sale, only limited experience as a company in the commercialization of standalone medical devices, and no operating history as a revenue generating company. These factors make it difficult to evaluate our current business and predict our future success and viability.

●	We have incurred significant net losses in each period since inception, and we expect to continue to incur net losses until we receive FDA approval for our product candidate or until our commercial strategy for RenovoCath generates sufficient revenues.

●	We are executing on a commercial strategy for selling our RenovoCath device on a standalone basis, which is a new activity for our company and subject to significant inherent risks. Our revenues from RenovoCath sales may fluctuate over time or may not meet our expectations.

●	Our estimates of total addressable market, potential revenues and similar metrics related to our commercialization efforts for RenovoCath, as well as our estimates for the timing of completion and data readout from our clinical trials, may prove inaccurate, particularly given that our commercialization efforts are relatively new and are evolving and given the uncertainties associated with clinical trials.

●	Revenue recognition from our RenovoCath commercialization activities could be complex and uncertain. We may be required to defer recognition of revenues under policies which we develop. Our inability to properly recognize revenue could have a material adverse effect on our estimates of our future revenue performance and on our actual financial results.

●	Our revenues and results of operations may be difficult to predict and have and may continue to fluctuate from quarter to quarter, which could adversely affect our business and the market price of our common stock.

●	If the manufacturers upon whom we rely fail to produce RenovoCath or product candidates in the volumes that we require on a timely basis or fail to comply with stringent regulations applicable to life science manufacturers, we may face delays in the development and commercialization of RenovoCath and our product candidates.

●	We will need to raise substantial additional capital to both develop and commercialize IAG (assuming FDA approval) and to separately engage in sales and marketing activities for RenovoCath as a standalone device. Our failure to obtain funding when needed may force us to delay, reduce or eliminate our product development programs, commercial efforts or collaboration efforts.

●	As of the date of this Report, our cash on hand will not be able to fund our planned operations for more the twelve months, and therefore there is a risk that we may be unable to continue as a going concern.

●	We may consider strategic alternatives in order to maximize stockholder value, including financing, strategic alliances, and licensing arrangements. We may not be able to identify or consummate any suitable strategic alternatives, and any consummated strategic alternatives may not be successful.

●	Our product candidates’ commercial viability remains subject to current and future preclinical studies, clinical trials (notably our Phase III TIGeR-PaC study), regulatory approvals, and the risks generally inherent in the development of a pharmaceutical product candidate. If we are unable to successfully advance or develop our product candidates, our business will be materially harmed.

●	As our ongoing Phase III TIGeR-PaC trial is evaluating our most advanced drug-device combination product candidate to date, the failure of the trial to achieve results conducive to progressing the trial or filing and receiving NDA approval could cause our company significant harm.

●	If we do not achieve our projected development goals in the timeframes we announce and expect, our stock price may decline.

●	Our product candidates may exhibit undesirable side effects when used alone or in combination with other approved pharmaceutical products or investigational new drugs, which may delay or preclude further development or regulatory approval or limit their use if approved.

●	If the results of preclinical studies or clinical trials for our product candidates are negative, we could be delayed or precluded from the further development or commercialization of our product candidates, which could materially harm our business.

●	If we are unable to satisfy regulatory requirements, we may not be able to commercialize our product candidates.

●	If our product candidates are unable to compete effectively with marketed drugs targeting similar indications as our product candidates, our commercial opportunity will be reduced or eliminated.

●	We may delay or terminate the development of our product candidates at any time if we believe the perceived market or commercial opportunity does not justify further investment, which could materially harm our business.

●	Our future success depends on our ability to retain our key personnel and to attract, retain, and motivate qualified personnel, especially in light of an acute workforce shortage and hyper-competitive compensation environment.

●	If we are unable to protect our intellectual property effectively, we may be unable to prevent third parties from using our technologies, which would impair our competitive advantage.

●	The patents issued to us may not be broad enough to provide any meaningful protection, one or more of our competitors may develop more effective technologies, designs, or methods without infringing our intellectual property rights and one or more of our competitors may design around our proprietary technologies.

●	The market price of our common stock may be volatile and fluctuate substantially, which could result in substantial losses for our investors.

●	If we fail to maintain compliance with or meet all applicable Nasdaq requirements, we could be delisted from Nasdaq, which would seriously harm the liquidity of our stock and our ability to raise capital.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On November 10, 2025, our company and each of our executive officers (namely Shaun Bagai, Ramtin Agah, Ronald Kocak and Leesa Gentry) entered into Amended and Restated Change of Control and Severance Agreements (the “Amended CoC Agreements”). The Amended CoC Agreements (which were approved by the Compensation Committee of our Board of Directors) amend the existing Change of Control and Severance Agreements with such executives with the effect of (i) adding the payment of a pro-rated bonus if there is a termination during the Change in Control Period (as defined in the Amended CoC Agreements) and (b) increasing the Change in Control Period from one year to two years. The Amended CoC Agreements are filed as Exhibits 10.1, 10.2, 10.3 and 10.4, respectively, to this Report. The foregoing description of the Amended CoC Agreements is qualified in its entirety to the full text of such exhibits, which text is incorporated herein by reference.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Sixth Amended and Restated Certificate of Incorporation of RenovoRx, Inc.	8-K	001-40738	3.1	August 31, 2021
3.2	Amended and Restated Bylaws of RenovoRx, Inc.	8-K	001-40738	3.1	September 11, 2023
4.1	Form of Private Common Stock Warrant (related to the 2020 Convertible Notes and 2021 Convertible Notes)	10-Q	001-40738	4.1	November 15, 2021
4.2	Form of Underwriter’s Warrant	S-1	333-258071	4.1	August 25, 2021
4.3	Form of Warrant Agent Agreement (including the terms of the Warrants)	S-1	333-258071	4.2	August 25, 2021
4.4	Specimen Stock Certificate evidencing the Shares of Common Stock	S-1	333-258071	4.4	August 25, 2021
4.5	Form of Warrant Certificate	S-1	333-258071	4.5	August 25, 2021
4.6	Form of Pre-Funded Common Stock Purchase Warrant	8-K	001-40738	4.1	April 3, 2023
4.7	Form of Common Stock Purchase Warrant	8-K	001-40738	4.2	April 3, 2023
4.8	Warrant to Purchase Common Stock of RenovoRx, Inc.	8-K	001-40738	10.3	January 29, 2024
4.9	RenovoRx Placement Agent Warrant	8-K	001-40738	10.5	January 29, 2024
4.10	Form of Pre-Funded Common Stock Purchase Warrant of RenovoRx, Inc.	8-K	001-40738	10.2	April 15, 2024
4.11	Form of Series A Warrant to Purchase Common Stock of RenovoRx, Inc.	8-K	001-40738	10.3	April 15, 2024
4.12	Form of Series B Warrant to Purchase Common Stock of RenovoRx, Inc.	8-K	001-40738	10.4	April 15, 2024
4.13	Form of Placement Agent Warrant to Purchase Common Stock of RenovoRx, Inc.	8-K	001-40738	10.5	April 15, 2024
4.14	Common Stock Purchase Warrant Issued to Medical Murray, Inc., dated September 25, 2024	10-Q	001-40738	4.14	November 13, 2024
4.15	Form of Underwriter Warrant issued in February 2025 Public Offering	8-K	001-40738	4.1	February 10, 2025
10.1+	Amended and Restated Change in Control and Severance Agreement, by and between RenovoRx, Inc. and Shaun Bagai, dated November 10, 2025	Filed herewith
10.2+	Amended and Restated Change in Control and Severance Agreement, by and between RenovoRx, Inc. and Ramtin Agah, dated November 10, 2025	Filed herewith
10.3+	Amended and Restated Change in Control and Severance Agreement, by and between RenovoRx, Inc. and Ronald Kocak, dated November 10, 2025	Filed herewith
10.4+	Amended and Restated Change in Control and Severance Agreement, by and between RenovoRx, Inc. and Leesa Gentry, dated November 10, 2025	Filed herewith
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (embedded within the Inline XBRL document)	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Interactive Data Files submitted as Exhibit 101)	Filed herewith

+	Indicates management contract or compensatory plan or arrangement.
†	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RenovoRx, Inc.

Date: November 13, 2025	By:	/s/ Shaun R. Bagai
Shaun R. Bagai
Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2025	By:	/s/ Ronald B. Kocak
Ronald B. Kocak
VP Controller and Principal Accounting Officer
(Principal Financial Officer)

