Form 10-K
period 2025-12-31
RenovoRx, Inc.
filed 2026-03-30
CIK 1574094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______to ______

Commission File Number: 001-40738

RENOVORX, INC.

(Exact name of registrant as specified in its charter)

Delaware	27-1448452
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The number of outstanding shares of the registrant’s common stock, $0.0001 par value per share, as of March 23,2026, was 45,052,706.

DOCUMENTS INCORPORATED BY REFERENCE

None.

RENOVORX, INC.

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025

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

•
the sufficiency of our existing cash, cash equivalents, and investments to fund our future operating expenses and capital expenditure requirements;
•
our estimates or expectations regarding future revenues, expenses, anticipated capital requirements to fund our future operating expenses, and our need for additional financing;
•
our anticipated financial or operational performance;
•
our anticipated use of our existing cash, cash equivalents, and investments;
•
the ability of our clinical trials to demonstrate safety and efficacy of our product candidates, and other positive results;
•
the progress and focus of our current and future clinical trials;
•
projections for enrollment of our clinical trials and our expectations relating to the timing of the provision of updates on, public announcements (if any) for interim or top line data from, and completion of enrollment for and final results from our clinical trials (notably our ongoing Phase III TIGeR-PaC trial);
•
our continued reliance on third parties to conduct clinical trials of our product candidates, and for the manufacture of our product candidates;
•
the beneficial characteristics, safety, efficacy, and therapeutic effects of our product candidates;
•
our ability to advance product candidates into and successfully complete clinical trials;
•
our ability to further develop and expand our therapy platform, both to use different chemotherapeutic agents, to include new indications, or to market our catheter on a standalone basis;
•
our ability to obtain and maintain regulatory approval of our product candidates and the timing or likelihood of regulatory filings and approvals, including our expectation to seek special designations, such as orphan drug designation, for our product candidates for various diseases;
•
existing regulations and regulatory developments in the United States and other jurisdictions;
•
our plans relating to commercializing our product candidates, if approved, including the geographic areas of focus and our potential and ability to successfully commercialize our product candidates and generate revenue;

•
the implementation of our strategic plans for our business and product candidates;
•
the expected potential benefits of strategic collaborations with third parties and our ability to attract collaborators with relevant and complementary expertise;
•
our estimates of the number of patients in the United States who suffer from the diseases we target;
•
our estimates of potential addressable market opportunities and our ability to successfully penetrate addressable markets;
•
the success of competing therapies or devices that are or may become available;
•
developments relating to our competitors and our industry, including competing product candidates, therapies and devices;
•
our plans relating to the further development and manufacturing of our devices and product candidates, including for additional indications which we may pursue;
•
our plans and ability to obtain or protect intellectual property rights, including extensions of existing patent terms where available;
•
the scope of protection we are able to establish and maintain for intellectual property rights, including our therapy platform and product candidates;
•
our ability to successfully negotiate and enter into agreements with distribution, strategic and corporate partners;
•
our potential and ability to successfully manufacture and supply our product candidates for clinical trials and for commercial use, if approved;
•
our ability to retain the continued service of our key personnel and to identify, hire, and then retain additional qualified personnel;
•
our ability to maintain compliance with the continuing listing requirements of the Nasdaq Stock Market; and
•
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

PART I

ITEM 1. BUSINESS

Overview

We are a life sciences company developing innovative targeted oncology therapies and commercializing RenovoCath®, a novel, U.S. Food and Drug Administration (“FDA”)-cleared local drug-delivery device, targeting high unmet medical needs. Our mission is to transform the lives of cancer patients by providing innovative solutions to enable targeted delivery of therapeutic agents.

Our patented Trans-Arterial Micro-Perfusion (TAMP™) therapy platform, enabled by RenovoCath, is designed for targeted therapeutic delivery across the arterial wall near the tumor site (known as intra-arterial , or IA delivery) to bathe the target tumor, while potentially minimizing a therapy’s toxicities versus systemic intravenous therapy. Our novel approach to targeted treatment offers the potential for increased safety, tolerance, and improved efficacy. RenovoCath is indicated for temporary vessel occlusion in applications including arteriography, preoperative occlusion, and chemotherapeutic drug infusion.

We are actively commercializing the TAMP therapy platform and RenovoCath as a stand-alone device within its FDA cleared fields of use. We are a commercial-stage growth company commercializing RenovoCath in the United States, have received our first commercial purchase orders for RenovoCath devices in December 2024. For the year ended December 31, 2025, we generated an aggregate of $1.1 million in revenue from RenovoCath sales. These sales are from U.S. cancer centers that initiated repeat orders as well as new institutions adopting the device, including several esteemed, high-volume National Cancer Institute-designated centers. While we strive to meet and satisfy the anticipated demand, we continue to actively explore further revenue-generating activity, either on our own or in tandem with a medical device commercial partner.

In February 2026, we announced continued commercial progress, with 12 U.S. cancer centers utilizing the RenovoCath and 21 additional centers are evaluating the device, or have completed evaluation, or, are preparing for activation. As of the date of this Report, a total of 33 centers have requested access to RenovoCath, tripling the potential number of near-term commercial centers in RenovoRx’s sales pipeline since the first quarter of 2025. The growing adoption reflects increasing clinical demand for RenovoCath as it becomes integrated into overall cancer treatment paradigms and sets the stage potential revenue expansion in 2026. In addition, we built our sales and marketing infrastructure from scratch with our full sales and marketing team having been launched in late 2025. With this, we established the systems and processes needed to scale and believe having this team in place further bolsters our prospects.

We are also evaluating our novel drug-device combination oncology product candidate (IA delivery of the FDA-approved chemotherapy gemcitabine via RenovoCath, which we call IAG) in our ongoing Phase III TIGeR-PaC trial. IAG is being evaluated by the Center for Drug Evaluation and Research (the drug division of the FDA) under a U.S. investigational new drug application that is regulated by the FDA’s 21 CFR 312 pathway. IAG utilizes RenovoCath, the Company’s patented, FDA-cleared drug-delivery device, indicated for temporary vessel occlusion in applications including arteriography, preoperative occlusion, and chemotherapeutic drug infusion.

Our IAG combination product candidate, which is enabled by the RenovoCath device, is currently under investigation and has not been approved for commercial sale. RenovoCath with gemcitabine received Orphan Drug Designation for pancreatic cancer and bile duct cancer, which provides seven years of market exclusivity upon new drug application approval by the FDA.

We believe the initial target market for RenovoCath would be approximately $400 million in peak annual U.S. sales, based on our internal assumptions, which include: (i) pressure-mediated delivery catheters on market today, which are analogous to RenovoCath, have an average selling price of $6,500-$8,500 per unit; (ii) approximately 7,000 initial target patients at peak market penetration; and (iii) an average of at least 5 to 6 procedures per patient.

We also believe there are expansion opportunities across other clinical indications that could ultimately create a multi-billion-dollar total addressable market potential for RenovoCath. We believe that we can achieve meaningful market penetration with our sales and marketing team targeting the top 200 high-volume treatment centers. Furthermore, and importantly, there is a current reimbursement code with the Centers for Medicare and Medicaid Services covering specialty pressure-mediated delivery catheters, which creates incentives for hospitals to adopt more advanced technology, like RenovoCath.

We continue to advance broader clinical programs by generating new data through post-marketing registry studies in solid tumors and continued support of investigator-initiated trials ("IITs") in borderline resectable and metastatic pancreatic cancer, along with exploring physician interest in other areas. Registry and IIT trials achieve cost neutrality as capital-efficient studies providing meaningful data that may further broaden the application for the TAMP.

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

We have completed clinical studies and observational registry studies evaluating treatment with IAG, with 20 and 25 patients (including 2 patients who participated in both studies), respectively, who were diagnosed with locally advanced pancreatic cancer (“LAPC”). In the 43 unique pooled patients evaluable in these two studies, 9 patients pretreated with radiation followed by treatment with RenovoCath with gemcitabine experienced a median Overall Survival (“OS”) of 27.1 months. Based on previous large randomized clinical trials not sponsored by our company, the expected median overall survival of LAPC patients is 12.0 to 18.8 months in patients receiving only IV systemic chemotherapy or IV chemotherapy plus radiation (which are both considered standard of care). Unlike the randomized trials that established these standard of care results, our early clinical studies did not prospectively control the standard of care therapy received prior to administration of IAG and the results are subject to significant limitations and are not directly comparable to outcomes from randomized controlled trials. Based on FDA safety review of our prior clinical studies, the FDA allowed us to proceed to evaluate RenovoCath with gemcitabine (IAG) within our Phase III TIGeR-PaC clinical trial.

In a clinical trial, "enrollment" is the process of registering a participant into the trial, and "randomization" is a subsequent step where enrolled participants are assigned to comparative study groups by chance to avoid bias. Our ongoing TIGeR-PaC clinical trial is studying IAG to treat LAPC following stereotactic body radiation therapy (“SBRT”). The study compares the treatment of LAPC using IAG versus systemic, standard of care, IV administration of gemcitabine and nab-paclitaxel. Our TIGeR-PaC protocol includes systemic chemotherapy and SBRT during the induction phase of the study (prior to randomization). In December 2021, we amended our protocol and statistical analysis plan for TIGeR-PaC (the “Modified SAP”) to (i) enroll and analyze only patients receiving SBRT during the induction phase, (ii) include a second interim analysis, (iii) change the total number of patients randomized in the study to 114 with a total of 86 events (deaths) from SBRT patients required to complete the final analysis, and (iv) repower the study from 90% to 80%. The change to the 80% power calculation aligns with common practice for clinical trials and we believe this design will shorten the timeframe needed to complete the study, as well as significantly decrease our costs. We have had some interactions with the FDA regarding the Modified SAP, but we cannot provide any assurance that the FDA will agree with these modifications.

As of March 24, 2026, 104 patients had been randomized, and 72 events have occurred. We anticipate completion of enrollment by the middle of 2026, ensuring a minimum of 114 patients will be randomized. Final data in the study is anticipated in 2027.

The first interim analysis of the TIGeR-PaC trial at the 26th event (death) of the specified events was completed in March 2023, with the independent Data Monitoring Committee (“DMC”) recommending a continuation of the study. The interim analysis showed a 6-month median overall survival benefit (Figure 1) for patients (nearly a 60% improvement) versus the study control arm and current standard of care: IV administration of gemcitabine and nab-paclitaxel. Patients also had greater than 65% reduction in adverse events (Figure 2) with IAG versus the standard of care.

In the second quarter of 2025, the 52nd event triggered the second pre-planned interim analysis to be reviewed by the DMC. The DMC concluded its review and recommended that RenovoRx continue with the trial, without modification. To avoid compromising the integrity of the trial with the FDA, and after discussions with the DMC and consultation with our regulatory advisors, we elected to defer publishing the interim data. RenovoRx will revisit publishing the actual second interim data, most likely upon completion of the study as is common for Phase III trials.

TIGeR-PaC remains the cornerstone of our clinical development program, validating its mechanism of action and safety profile through rigorous, long-term evaluation.

Figure 1: TIGeR-PaC Phase III Update (1st Interim Analysis) showing 6-month median OS benefit with TAMP utilizing IAG delivered via the RenovoCath vs. IV/systemic gemcitabine and Abraxane (control).

Figure 2: TIGeR-PaC Phase III Update (1st Interim Analysis) showing that TAMP utilizing IAG observes fewer AEs and SAEs vs. IV gemcitabine and Abraxane (IV Gem + Abraxane).

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

•
Application of Approved Chemotherapeutic Agents: Approved chemotherapeutic agents, with well-known safety and efficacy profiles have been used with our RenovoCath device. These include small molecule chemotherapy agents, and based on more recent animal studies, we believe that larger molecule agents could be utilized as well.
o
Targeted Approach: In a preclinical study published in the Journal of Vascular Interventional Radiology (July 2024 issue) using our therapy platform, we demonstrated up to 100 times higher local drug concentration compared to systemic chemotherapy. We believe our TAMP therapy platform allows for a targeted approach that can decrease systemic exposure and improve patient outcomes.
o
Delivery Method Independent of Tumor Vascularity: Our therapy platform is designed to deliver chemotherapeutic agents to solid tumors resistant to systemic chemotherapy due to lack of tumor feeder blood vessels. If approved, our product candidates utilizing our RenovoCath device have the potential to treat tumors that are not directly supplied by large blood vessels.
o
Broad Application for Solid Tumor Indications: Our therapy platform is not restricted to a single chemotherapeutic agent or solid tumor type. As such, it may be applied for use with additional therapeutic agents and/or in additional solid tumor indications, including in solid tumors with and without identifiable tumor feeder blood vessels.
o
Intellectual Property Protection: Our TAMP therapy platform and RenovoCath device are covered by 9 issued and 5 pending U.S. patents, and 10 issued and 7 pending patents outside of the U.S. We continue to explore additional opportunities to further bolster our intellectual property position, and if granted, our current applications would provide patent protection through 2045.

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

For further information regarding our RenovoCath Instructions for Use please see: https://renovorx.com/wp-content/uploads/2025/04/IFU-10004-Rev.-G-Universal-IFU.pdf.

Commercialization of RenovoCath

Until 2025, we focused our efforts primarily on progressing IAG through our ongoing Phase III TIGeR-PaC study for LAPC. The clinical efforts led to unsolicited (and subsequently solicited) feedback from oncologists, surgeons, and interventional radiologists regarding our technology, indicating a demand and commercial opportunity for targeted delivery of diagnostic and/or therapeutic agents. As a result, during the first half of 2024, we began to actively explore a new opportunity to market and sell RenovoCath as a standalone device. We launched this effort with relatively little capital outlay, and in December 2024, we announced our receipt of our first commercial purchase orders for RenovoCath devices with over ten medical institutions initiating the process for RenovoCath purchase orders, and we were in discussions with more than twenty other institutions. Moreover, we believe that 17 centers that have used RenovoCath as part of the TIGeR-PaC trial could also be potential customers for RenovoCath after completion of TIGeR-PaC enrollment, which is anticipated by the middle of 2026.

In February 2026, we announced continued progress with our sales and marketing efforts, with 12 U.S. cancer centers utilizing the RenovoCath device commercially and 21 additional centers are evaluating the device, or have completed evaluation, or, are preparing for activation.

A total of 33 centers have requested access to RenovoCath, tripling the potential number of near-term commercial centers in RenovoRx’s sales pipeline since the first quarter of 2025. The growing adoption reflects increasing clinical demand for RenovoCath as it becomes integrated into overall cancer treatment paradigms and sets the stage for Company revenue expansion in 2026. Increased numbers of cancer patients that have undergone multiple procedures using RenovoCath across RenovoRx’s existing commercial customer base has led to an increase in repeat purchase orders. This reflects strong physician satisfaction and demand growth. RenovoRx continues to engage with hundreds of physicians and key decision makers who have expressed commercial interest in adopting RenovoRx’s TAMP therapy platform, enabled by RenovoCath, for therapeutic drug-delivery in patients diagnosed with solid tumors.

The rise in clinical adoption is supported by both targeted commercialization efforts such as the launch of RenovoRx’s sales and marketing team in late 2025, and the growing body of real-world clinical evidence regarding the safety and effectiveness of RenovoCath in patients with solid tumors. Since receiving FDA 510(k) clearance, RenovoCath has been used in more than 700 successful procedures.

Year-over-year utilization growth has been compelling. In the first quarter of 2025, three patients initiated treatment via TAMP across four cancer centers. In the first quarter of this year, we expect at least 10 new patients will begin treatment via TAMP in a customer base of 12 centers, and this is growing. One of the lessons we learned in 2025 was that when commercialization efforts start from zero, just a few patients can make a meaningful difference in revenue results, as a patient typically receives multiple procedures.

Beyond LAPC, we believe there are many clinical applications for RenovoCath to improve targeted delivery of therapeutic agents. These potential applications have shaped our market development efforts, including the launch of a cost-effective post-market registry study and support of investigator-initiated trials to generate additional data for both clinical and commercial advancement. We continue to expand these broader clinical programs through post-marketing registry studies in solid tumors and ongoing IITs in borderline resectable and metastatic pancreatic cancer, while also exploring physician interest in other areas. These registry and IIT studies are designed to be capital-efficient and cost-neutral, producing meaningful data that may further broaden the application of TAMP, alongside ongoing discussions with prospective customers and potential distribution partners.

In February 2026, we established the RenovoCath Medical Advisory Board which brings together leading U.S. interventional radiology experts to provide strategic clinical insights that further advance the TAMP therapy platform in clinical indications of high unmet medical need. The MAB complements the Company’s esteemed and long-standing Scientific Advisory Board that provides specialized guidance on RenovoRx’s scientific research and clinical program strategy. The MAB will support RenovoRx’s ongoing clinical and market strategy and provide important insights into potential investigator-initiated trials supported by the Company. The MAB will also provide feedback to RenovoRx’s sales and marketing team as they work to bring RenovoCath to market as a standalone device within its FDA-cleared indications for use.

We have identified our initial target market for RenovoCath to be approximately $400 million in peak annual U.S. sales, based on our internal assumptions. Our current assumptions regarding our initial addressable market include: (i) pressure-mediated delivery catheters on market today, which are analogous to RenovoCath, have an average selling price of $6,500-$8,500 per unit; (ii) approximately 7,000 initial target patients at peak market penetration; and (iii) an average of at least 5 to 6 procedures per patient.

Moreover, expansion opportunities across other clinical indications could ultimately create multi-billion-dollar total addressable market potential for RenovoCath. We believe that we can achieve meaningful market penetration with a lean commercial team targeting the top 200 high-volume treatment centers. Furthermore, and importantly, there is a current reimbursement code with the Centers for Medicare and Medicaid Services covering specialty pressure-mediated delivery catheters, which creates incentives for hospitals to adopt more advanced technology, like RenovoCath.

Figure 4: Illustration of local drug delivery of chemotherapy via the TAMP therapy platform enabled by the RenovoCath device.

RenovoCath Advantages

We believe that RenovoCath offers particular advantages versus the standard of care of IV systemic chemotherapy and other medical device technologies to both interventional oncology patients and physicians.

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

Locally Advanced Pancreatic Cancer (LAPC)

Our ongoing Phase III TIGeR-PaC clinical trial is studying the IA administration of gemcitabine to treat LAPC following stereotactic body radiation therapy (“SBRT”). The study compares the treatment of LAPC using IA delivery of gemcitabine with RenovoCath versus systemic, standard of care, IV administration of gemcitabine and nab-paclitaxel. Our protocol for TIGeR-PaC involves systemic chemotherapy and SBRT during the induction phase of the study (prior to randomization). In December 2021, we amended our protocol and statistical analysis plan for TIGeR-PaC (the “Modified SAP”) to (i) enroll and analyze only patients receiving SBRT during the induction phase, (ii) include a second interim analysis, (iii) change the total number of patients randomized in the study to 114 with a total of 86 events (deaths) from SBRT patients required to complete the final analysis, and (iv) repower the study from 90% to 80%. The change to the 80% power calculation aligns with common practice for clinical trials and we believe this design will shorten the timeframe needed to complete the study, as well as significantly decrease our costs. We have not discussed the protocol amendment or the Modified SAP with the FDA, and we cannot provide any assurance that the FDA will agree with these modifications, but these modifications have been submitted to the FDA.

The first interim analysis in the Phase III TIGeR-PaC study at the 26th event (death) of the specified events was completed in March 2023, with the DMC recommending a continuation of the study. The interim analysis showed a 6-month median overall survival benefit for patients (nearly a 60% improvement) versus the study control arm and current standard of care: IV administration of gemcitabine and nab-paclitaxel. Patients also had greater than 65% reduction in adverse events with RenovoCath with gemcitabine vs. standard of care.

In the second quarter of 2025, the 52nd event triggered the second pre-planned interim analysis to be reviewed by the DMC. The DMC concluded its review and recommended that RenovoRx continue with the trial, without modification. To avoid compromising the integrity of the trial with the FDA, and after discussions with the DMC and consultation with its regulatory advisors, we elected to defer publishing the interim data. RenovoRx will revisit publishing the actual second interim data, most likely upon completion of the study as is common for Phase III trials.

We continue advancing the TIGeR-PaC trial which remains on track. As of March 24, 2026, 104 patients had been randomized, and 72 events have occurred. We anticipate completion of enrollment by the middle of 2026, ensuring a minimum of 114 patients will be randomized. Final data in the study is anticipated in 2027.

TIGeR-PaC remains the cornerstone of our clinical development program, validating IAG’s mechanism of action and safety profile through rigorous, long-term evaluation. Subject to the continuing forward progress on our TIGeR-PaC trial and the success of our RenovoCath commercial efforts, we may pursue the investigation of IAG or other drug-device combinations using the TAMP therapy platform and in indications in addition to LAPC, as discussed further below.

Positive Early-Stage Clinical Data Published in International Peer-Reviewed Journal, The Oncologist®

In July 2024, we announced that promising early-stage clinical data relating to the TAMP therapy platform was published in the international peer-reviewed journal, The Oncologist. The Oncologist is an international peer-reviewed journal for practicing oncologists and hematologists. It is dedicated to translating the latest research developments into the best multidimensional care for cancer patients and is committed to helping physicians excel in this ever-expanding environment through the publication of timely reviews, original studies, and commentaries on important developments.

The scholarly article, titled “Treatment of Locally Advanced Pancreatic Cancer (LAPC) Using Localized Trans-Arterial Micro Perfusion (TAMP) of Gemcitabine: Combined Analysis of RR1 and RR2,” is a publication of early-stage clinical data, primarily procedure safety, overall survival (OS), and evaluation of factors associated with OS, in LAPC patients undergoing TAMP from the foundational studies we have previously conducted. The studies included the IA administration of gemcitabine utilizing the TAMP read in early Phase I/II dose escalation safety study (RR1) and acquired data from a post-marketing post-treatment observational registry study (RR2). The lead author, Hassan Hatoum, MD, is an oncologist and hematologist at the University of Oklahoma Health Sciences Center.

TAMP is designed to bypass traditional systemic delivery methods to provide precise drug-delivery through the artery near the tumor site to bathe the target tumor in chemotherapy. This approach creates the potential to minimize systemic toxicities. The RR1 and RR2 foundational studies investigated an unmet medical need for a more effective locoregional LAPC therapy to improve survival.

For purposes of this publication, data from RR1 and RR2 were pooled. The aims of the analysis were to assess TAMP procedure safety, OS, and evaluate factors associated with OS. The median OS for the 35 evaluable patients with LAPC disease was 12.6 months, TAMP-delivered chemotherapy in LAPC patients with prior radiation was associated with significantly longer median OS (27.1 months) compared to prior systemic chemotherapy (14.6 months) or no prior treatment (7.0 months). The most common side effects were gastrointestinal-related (abdominal pain, emesis, and vomiting); the most common Grade 3 toxicity was sepsis. Study results concluded that treatment with TAMP-mediated drug-delivery in patients with LAPC is potentially safe, feasible, and provides several potential clinical benefits.

TIGeR-PaC Phase III Trial (RR3)

With inclusion of data from prior completed clinical and registry studies within the IND submission package, the FDA permitted us to proceed with the Phase III TIGeR-PaC trial in February 2018 comparing TAMP with IA gemcitabine (IAG) to standard of care. In the FDA pre-IND meeting, the FDA confirmed the study design and endpoints and indicated that this Phase III study could serve as the basis for a New Drug Application approval if successful. In April 2018, we obtained Orphan Drug Designation for the use of our first clinical development stage product candidate, IAG in patients with pancreatic cancer.

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

The study design is as follows: all patients receive an approximate 4-month induction phase of IV chemotherapy and radiation (SBRT per December 2021 amendment) prior to randomizing to 4 cycles (8 treatments) of TAMP or 4 cycles of continuation of IV chemotherapy, and follow-up until death. In March of 2024 we amended the protocol to extend the duration of follow-up from 3.5 years post-randomization to 5 years post-randomization.

A study flowchart is shown below (see Figure 9). Subjects with stable or responding disease after induction therapy and who are not surgical candidates will then be randomized 1:1.

Figure 6: TIGeR-PaC Study Flowchart. All subjects undergo a 4-month induction phase that includes IV gemcitabine + Abraxane (nab-paclitaxel) and radiation therapy. If the subjects are stable or responding with LAPC post-induction, they are randomized 1:1 into control group (IV gemcitabine + Abraxane) versus treatment group (IA gemcitabine via TAMP therapy). Subjects are then administered continuation therapy until disease progression and followed through survival.

Clinical Pharmacokinetic (PK) Data in Patients with LAPC Treated with Gemcitabine via TAMP

We expect IA gemcitabine delivered via TAMP to have a pharmacokinetic profile that is distinct from intravenous gemcitabine dosing. Furthermore, with local delivery of gemcitabine into the tissue via TAMP and drainage into the liver prior to systemic circulation, we anticipate lower systemic levels of gemcitabine.

In March 2024, pre-clinical data published in the Journal of Vascular Interventional Radiology (“JVIR”) showed a 100-fold (two orders of magnitude) increase in local tissue concentration of the therapy with TAMP compared to conventional intravenous (IV) delivery. TAMP also showed advantages compared to historically available IA delivery approaches. TAMP’s novel approach to treatment offers the potential to increase an oncology therapy’s efficacy, improve safety, and widen its therapeutic window by focusing its distribution uniformly in target tissue.

In January 2026, a pharmacokinetic data abstract was presented at ASCO GI 2026 by TIGeR-PaC Phase III clinical trial Investigator from the University of Pittsburgh Medical Center. The sub-study of the pivotal Phase III TIGeR-PaC clinical trial offers insight that supports the potential effectiveness of our TAMP therapy platform in LAPC. Of the 16 patients analyzed in this sub-study, 11 patients received IA gemcitabine via TAMP, and 5 patients received treatment via intravenous gemcitabine. Peak plasma gemcitabine concentrations were monitored in patients. Concentrations were lower with TAMP treatment despite a 50% higher drug concentration during infusion (1000 mg/m2 over 20 minutes vs 30 minutes for intravenous gemcitabine). Results of the sub-study showed our IA delivery of gemcitabine via TAMP decreased systemic levels of gemcitabine versus standard of care. In addition to providing increased local drug potency, the IA delivery of gemcitabine via TAMP approach may also be beneficial to decreasing gemcitabine-related systemic side effects. TAMP is designed to ensure precise therapeutic delivery across the arterial wall near the tumor site to bathe the target tumor, while potentially minimizing a therapy’s toxicities versus systemic intravenous therapy.

In March 2025, an additional pharmacokinetic data abstract, titled “Pharmacodynamics of Intra-arterial vs. Intravenous Gemcitabine in Locally Advanced Pancreatic Cancer: Results of a Phase III Randomized Clinical Trial,” authored by Emmanuel E. Zervos, M.D. of East Carolina University, and co-authored by our founder, Executive Chairman and Chief Medical Officer Ramtin Agah, M.D., and others was presented at the Society of Surgical Oncology (SSO) 2025 Annual. PK analyses were performed on 19 patients with LAPC receiving IAG from six sites as part of the TIGeR-PaC trial. In this analysis, localized, dual-balloon catheter-mediated IAG resulted in lower systemic levels compared to intravenous delivery of gemcitabine. As such, the study found that IAG may be beneficial in decreasing chemotherapy-related systemic side effects. Correlative patient reported outcomes in patients receiving IAG supports this approach as an alternative for LAPC patients who are having difficulty tolerating more traditional systemic regimens.

Other Potential Clinical Indications

As noted above, beyond LAPC, we believe there are many clinical applications for the TAMP therapy platform to improve targeted delivery therapeutic agents. These potential applications are shown in the graphic below.

Figure 7: RenovoCath broad market opportunity in potential target cancer tumors including LAPC, cholangiocarcinoma, non-small cell lung cancer (NSCLC), glioblastoma, sarcomas, and uterine tumors.

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

Intravenous (or IV), also known as systemic, chemotherapy is considered standard of care for most solid tumors, but limitations include less than acceptable efficacy, systemic toxicities, and other side effects. Leading chemotherapy regimens include (gemcitabine and nab-paclitaxel) which has a 7-week survival benefit over IV gemcitabine alone and FOLFIRINOX.

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

We have developed and patented targeted combination therapies to improve therapeutic outcomes for cancer patients undergoing treatment. Our proprietary TAMP therapy platform enables physicians to isolate segments of the vascular anatomy closest to tumors and force chemotherapy across the blood vessel wall to bathe these difficult-to-reach solid tumors while minimizing the therapy’s toxicities versus systemic, e.g., intravenous therapy. This therapy may include pre-treatment of the local blood vessels and tissue with radiation therapy to decrease chemotherapy washout. TAMP may be performed using a dual-occlusion catheter system (e.g., the RenovoCath device) to control the application of a therapeutic agent to vascular regions to optimize drug concentrations. In December 2025, we published a new international patent application for our TAMP therapy platform to expand its IP portfolio. We already holds strong intellecutal property including coverage of our proprietary TAMP therapy platform and RenovoCath device, with 9 issued and 5 pending U.S. patents, and 10 issued and 9 pending patents outside of the US, including two international applications published in 2025. We continue to explore additional opportunities to further bolster our intellectual property position, and if granted, our current applications would provide patent protection through 2045. The table below describes our issued patents, all of which have been assigned to us.

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

Orphan drug designation provides 7 years post-approval market exclusivity protection. While gemcitabine is generic, we have been awarded orphan drug designation from the FDA for the IA route of administration for both pancreatic cancer and bile duct cancer. IAG is regulated by the FDA as a new oncology drug product, and if approved, we will have exclusivity of the use of IAG as a drug-device combination product for this route of administration.

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

Manufacturing and Supply

For the catheter component of IAG, as well as for standalone RenovoCath supply for our commercial efforts, we currently rely on a single-source contract U.S. manufacturer, Medical Murray, Inc. of North Barrington, IL. However, we engaged with an additional manufacturer as a backup supplier. We are subject to regulatory requirements of the FDA’s Quality System Regulation (QSR), for medical devices sold in the United States We have an agreement in place with Medical Murray to produce the RenovoCath which automatically renews on an annual basis until termination by either party with 12 months’ notice. While we believe Medical Murray has the capabilities to scale RenovoCath production to peak forecasted commercial volumes, manufacturing can be transferred to additional vendors if needed.

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

Enacted in December 2025, the BIOSECURE Act prohibits federal agencies from contracting with, or providing grants/loans to, entities that use biotechnology equipment or services from "Biotechnology Companies of Concern" (BCCs). While this law provides a five-year transition period for existing contracts, the Office of Management and Budget is expected to finalize the initial list of prohibited entities by late 2026. Although we don’t expect this law to impact our business, we are currently evaluating our reliance on third-party Contract Development and Manufacturing Organizations (CDMOs) and research partners. Any requirement to transition these services to alternative providers could result in significant operational delays, increased costs, and regulatory re-submission risks.

In addition, the Trump administration has proposed or implemented tariffs on active pharmaceutical ingredients and critical chemical intermediates imported from certain foreign jurisdictions. These trade barriers may increase our cost of goods sold or cause disruptions in our supply chain.

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

United States Regulatory Environment

In the U.S., the FDA regulates drug and device products, including combination, under the Federal Food, Drug, and Cosmetic Act (“FDCA”), and its implementing regulations. IAG is subject to FDA regulation in 21 CFR 3.2(e) as a combination product, which means it is composed of both a drug component and device component. Each component of a combination product is subject to the requirements established by FDA for that type of component and if marketed individually, each component would be subject to different regulatory pathways and reviewed by different centers within the FDA. In addition to our RenovoCath device, we are also evaluating our novel Phase III drug-device combination product candidate, known as IAG. It is being investigated under a U.S. investigational new drug application that is regulated by the FDA’s 21 CFR 312 pathway. The IAG is currently being evaluated for the treatment of LAPC by CDER, the drug evaluation are of the FDA.

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

•
completion of extensive preclinical laboratory tests and animal studies, all performed in accordance with the FDA’s Good Laboratory Practice, or GLP, regulations;
•
submission of an investigational new drug (IND) application, which must become effective before human clinical trials may begin and must be updated periodically;
•
performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the product candidate for each proposed indication;
•
submission of a new drug application (NDA) after completion of all registrational or pivotal clinical trials;
•
satisfactory completion of an FDA pre-approval inspection of the manufacturing facilities at which the product is produced and tested to assess compliance with current good manufacturing practices (cGMP) regulations; and
•
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

•
Phase I Clinical Trials. Studies are initially conducted in a limited population to test the product candidate for safety, dose tolerance, absorption, distribution, metabolism and excretion, typically in healthy humans, but in some cases in patients.
•
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
•
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
•
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

If the FDA agrees that the device is substantially equivalent to a predicate device currently on the market, it will grant 510(k) clearance to commercially market the device. If the FDA determines that the device is not “substantially equivalent” to a predicate device, the device is automatically classified into Class III. The device sponsor must then fulfill the much more rigorous premarketing requirements of the PMA approval process or seek risk-based reclassification of the device through the de novo process, which is a route to market for novel medical devices that are low to moderate risk and are not substantially equivalent to a predicate device. A manufacturer can also submit a petition for direct de novo review if the manufacturer is unable to identify an appropriate predicate device and the new device or new use of the device presents a moderate or low risk.

After a device receives 510(k) clearance or de novo classification, any modification that could significantly affect its safety or effectiveness, or that would constitute a new or major change in its intended use, will require a new 510(k) clearance or, depending on the modification, could require a PMA or de novo classification. The FDA requires each manufacturer to determine whether the proposed change requires submission of a 510(k) or a PMA in the first instance, but the FDA can review any such decision and disagree with a manufacturer’s determination. Many minor modifications are accomplished by ap letter-to-file in which the manufacturer documents the change in an internal letter-to-file. The letter-to-file is in lieu of submitting a new 510(k) to obtain clearance for such change. The FDA can always review these letters to file in an inspection. If the FDA disagrees with a manufacturer’s determination regarding whether a new premarket submission is required for the modification of an existing device, the FDA can require the manufacturer to cease marketing and/or recall the modified device until marketing authorization is obtained. Also, in these circumstances, the manufacturer may be subject to significant regulatory fines or penalties.

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

In addition, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and their respective implementing regulations, impose obligations on certain healthcare providers, health plans, and healthcare clearinghouses, known as covered entities, as well as their business associates that perform certain services involving the storage, use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security, and transmission of individually identifiable health information, and require notification to affected individuals and regulatory authorities of certain breaches of security of individually identifiable health information. HITECH increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, many state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect and often are not preempted by HIPAA.

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

Of note, following the Supreme Court’s June 2024 reversal of the so-called “Chevron deference” doctrine, federal courts are increasingly exercising independent judgment in interpreting the FDCA rather than deferring to FDA expertise. This shift has introduced heightened legal uncertainty regarding FDA’s authority over drug sameness, exclusivity periods, and labeling. Additionally, ongoing restructuring within the Department of Health and Human Services may lead to shifts in enforcement priorities or delays in regulatory approvals. All of this makes complying with complex healthcare laws more difficult and uncertain for us.

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

•
increased the minimum level of Medicaid rebates payable by manufacturers of brand name drugs from 15.1% to 23.1% of the average manufacturer price;
•
required collection of rebates for drugs paid by Medicaid managed care organizations;
•
required manufacturers to participate in a coverage gap discount program, under which they must agree to offer 70 percent point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; and
•
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

Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs will be eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. In August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all

Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. On June 30, 2023, CMS issued new guidance detailing the requirements and parameters of the first round of price negotiations, to take place during 2023 and 2024, for products subject to the “maximum fair price” provision that would become effective in 2026. On August 29, 2023, the U.S. Department of Health and Human Services (“HHS”) announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. CMS and HHS will continue to issue and update guidance as these programs are implemented. The impact of these regulations and any future healthcare measures and agency rules implemented by the Biden administration on us and the pharmaceutical industry as a whole is currently unknown, particularly in light of developments under the Trump administration.

For example, the Inflation Reduction Act, as modified by the One Big Beautiful Bill Act of 2025, also had an effect on drug pricing. While the initial maximum fair prices (MFPs) for the first ten Medicare Part D drugs took effect on January 1, 2026, recent legislative amendments have expanded the Orphan Drug Exclusion. This expansion now exempts drugs with multiple rare-disease designations from negotiation, provided they lack non-orphan approvals. However, the selection pool for 2027 and 2028 applicability years has been expanded to include Medicare Part B drugs, increasing the risk that IAG (even if approved) may be subject to government-mandated pricing.

In addition, in late 2025, the Trump administration initiated the GENEROUS (GENErating cost Reductions for U.S. Medicaid) Model, a Center for Medicare & Medicaid Innovation (CMMI) voluntary demonstration. This model seeks to align Medicaid net prices with international benchmarks from a basket of peer OECD nations. Furthermore, the launch of TrumpRx—a direct-to-consumer discount platform—requires participating manufacturers to offer deep discounts to American patients. If IAG is included in these models or if the administration mandates participation through future executive orders, our net price realization and gross margins could be materially adversely affected.

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

In addition, our efforts to commercialize RenovoCath as a standalone catheter, require its own insurance reimbursement arrangements.

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

In February 2026, Novocure’s Optune Pax concomitant with gemcitabine and nab-paclitaxel was the first treatment to be FDA approved in nearly 30 years for locally advanced pancreatic cancer after meeting its primary endpoint with a 2.04-month median overall survival difference compared to gemcitabine and nab-paclitaxel alone. Revolution Medicines also shared its Daraxonrasib plus Gemcitabine nab-Paclitaxel (GnP) Combination, with initial results in 1L Metastatic PDAC in late 2025 showing promising topline results. Both of these interventions were in combination with systemic gemcitabine and nab-paclitaxel. RenovoRx remains optimistic in the potential synergy with these interventions. FibroGen’s LAPC phase 3 did not reach its primary endpoint, failing to show an improvement in survival. We are aware of a number of companies in Phase I and Phase II clinical trials for the treatment of LAPC including one interventional company, TriSalus Life Sciences. LAP100 remains also active as a clinical trial, testing higher dose radiation therapy for LAPC in a Phase I clinical trial.

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

Employees and Human Capital Resources

As of the date of this Report, we have 17 employees. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We focus on employee engagement and believe our relationship with our employees is good. We have 9 key consultants in the areas of quality, regulatory, finance, legal, clinical, and marketing.

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

Facilities

We lease approximately 1,900 rentable square feet of office space as our administrative headquarters at 2570 West El Camino Real, Suite 320, Mountain View, CA 94040. The term of the lease expires on November 30, 2027, with a three-year option to renew. We believe that our facility is in good condition, well maintained, suitable and adequate for our current operations and purposes, and that additional or alternative space will be available in the future on commercially reasonable terms, if required.

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

•
We have no drug/device combination products approved for commercial sale, only limited experience as a company in the commercialization of standalone medical devices and no extended operating history as a revenue generating company. These factors make it difficult to evaluate our current business and predict our future success and viability.
•
We have incurred significant net losses in each period since inception, and we expect to continue to incur net losses until we receive FDA approval for our product candidate or until our commercial strategy for RenovoCath generates sufficient revenues.
•
We are executing on a commercial strategy for selling our RenovoCath device on a standalone basis, which is a relatively new activity for our company and subject to significant inherent risks.
•
Our estimates of total addressable market, potential revenues and similar metrics related to our commercialization efforts for RenovoCath may prove inaccurate, particularly given that our commercialization efforts are relatively new and are evolving.
•
Revenue recognition from our RenovoCath commercialization activities could be complex and uncertain. We may also be required to defer recognition of revenues under policies which we develop. Our inability to properly recognize revenue could have a material adverse effect on our estimates of our future revenue performance and on our actual financial results.
•
Our revenues and results of operations, particularly as they relate to RenovoCath sales, are difficult to predict and may fluctuate from quarter to quarter, which could adversely affect our business and the market price of our common stock.
•
We face the risk that we may need to raise additional capital over the longer term to both develop and commercialize IAG (assuming FDA approval) and to separately engage in sales and marketing activities for RenovoCath as a standalone device. Our failure to obtain funding when needed (even following this offering) may force us to delay, reduce or eliminate our product development programs, commercial efforts or collaboration efforts. Moreover, if we do not obtain adequate and timely funding, we may not be able to continue as a going concern.
•
We may consider strategic alternatives in order to maximize stockholder value, including financing, strategic alliances, and licensing arrangements. We may not be able to identify or consummate any suitable strategic alternatives and any consummated strategic alternatives may not be successful.
•
The commercial viability of IAG or other product candidates remains subject to current and future preclinical studies, clinical trials (notably our Phase III TIGeR-PaC study), regulatory approvals, and the risks generally inherent in the development of a drug-device product candidate. If we are unable to successfully advance or develop IAG or any other product candidate, our business will be materially harmed.
•
As our ongoing TIGeR-PaC study is our most advanced clinical trial to date, the failure of the study to achieve results conducive to progressing the study or filing and receiving NDA approval would cause our company significant harm.
•
If we do not achieve our projected commercial or development goals in the timeframes we announce and expect, our stock price may decline.
•
Our product candidates may exhibit undesirable side effects when used alone or in combination with other approved pharmaceutical products or investigational new drugs, which may delay or preclude further development or regulatory approval or limit their use if approved.
•
If the results of preclinical studies or clinical trials for our product candidates are negative, we could be delayed or precluded from the further development or commercialization of our product candidates, which could materially harm our business.
•
If we are unable to satisfy regulatory requirements, we may not be able to commercialize our product candidates.

•
If our product candidates are unable to compete effectively with marketed drugs targeting similar indications as our product candidates, our commercial opportunity will be reduced or eliminated.
•
We may delay or terminate the development of our product candidates at any time if we believe the perceived market or commercial opportunity does not justify further investment, which could materially harm our business.
•
Our future success depends on our ability to retain our key personnel and to attract, retain, and motivate qualified personnel, especially in light of an acute workforce shortage and hyper-competitive compensation environment.
•
If we are unable to protect our intellectual property effectively, we may be unable to prevent third parties from using our technologies, which would impair our competitive advantage.
•
The patents issued to us may not be broad enough to provide any meaningful protection, one or more of our competitors may develop more effective technologies, designs, or methods without infringing our intellectual property rights and one or more of our competitors may design around our proprietary technologies.
•
We are not currently in compliance with the “minimum bid price” continued listing requirement for The Nasdaq Stock Market. If we do not regain compliance and continue to meet such requirement or any other continued listing requirements, our common stock may be delisted, which could affect the market price and liquidity for our common stock and reduce our ability to raise additional capital and otherwise properly function as a public company.

Risks Related to Our Business, Financial Condition and Capital Requirements

We have no drug/device combination products approved for commercial sale, only limited experience as a company in the commercialization of standalone medical devices and no extended operating history as a revenue generating company. These factors make it difficult to evaluate our current business and predict our future success and viability.

We are a clinical stage biopharmaceutical company who is also executing on a commercial strategy to sell our device on a standalone basis alongside our efforts to gain regulatory approval for our lead drug/device combination product. We have no drug/device combination products approved for commercial sale. While we have commenced generating revenue from RenovoCath commercial sales, our operating history as a revenue-generating company remains limited, and the commercial prospects for our novel therapy platform (either as part of an approved drug/device combination product or whether sold as a standalone product) are unproven, uncertain and involve a substantial degree of risk.

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

Alongside our Phase III clinical activities related to IAG, we commenced commercial sales of our FDA-cleared RenovoCath device on a standalone basis in late 2024 and have been generating revenue therefrom in 2025. While our commercial traction has grown, our operating experience in this business model remains limited and our commercialization efforts continue to evolve.

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

We are a clinical stage, early-revenue-stage company and have incurred significant losses since our formation. As of December 31, 2025, we have an accumulated deficit of approximately $61.4 million. For the fiscal years ended December 31, 2025 and 2024, we had net losses of approximately $11.2 million and $8.8 million, respectively. To date, we have experienced negative cash flow from the development of our drug/device product candidate, our platform technology, TAMP, and our RenovoCath delivery system. We have generated limited revenue from our RenovoCath commercial activities and we expect to incur net losses until we receive FDA approval for our product candidate or until our commercial strategy for RenovoCath generates sufficient revenues to offset our expenses. While a key goal of our company is to increase revenues from RenovoCath sales and thus reduce or losses and “cash burn”, because of the numerous risks and uncertainties associated with developing and commercializing our product candidate or our device commercial strategy, we are unable to predict with precision the extent of any future losses or when we will attain cash flow positive or profitable operations, if ever. Investors in our securities must carefully consider the substantial challenges, risks and uncertainties inherent in our business plans. We may never receive regulatory approval for IAG or any other product candidate and we may never successfully commercialize RenovoCath, and in either case, if we are unable to do so, our business could fail.

On the clinical development side of our business, any product candidates beyond IAG will require substantial additional development time and resources before we will be able to receive regulatory approvals, if any, and, if approved, to begin generating revenue from product sales. Even with respect to our lead product candidate IAG and our TIGeR-PaC trial, we are anticipating final results of that trial in 2027, which could subsequently lead to an NDA submission and FDA review and decision. As a result, we expect that it will be at least a few years, if ever, before we receive approval to commercialize a drug/device product and generate revenue from such product. Even if we succeed in receiving marketing approval for and commercializing IAG or other drug/device product candidates, we expect that we will continue to incur substantial expenses and, if our commercial efforts do not generate sufficient revenues, operating losses. The amount of our future net losses will depend, in part, on the level of our future expenditure and revenue. Moreover, our net losses may fluctuate significantly from quarter to quarter and year to year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance. If we are unable to generate significant revenue or attain cash flow positive operations or profitability, we will not be able to sustain operations.

With respect to the clinical development aspect of our business, we anticipate that our expenses will increase substantially if and as we:

•
continue our research and discovery activities;
•
continue the development of our proprietary technology platform;
•
progress our current and any future product candidates through preclinical and clinical development;
•
initiate and conduct additional preclinical, clinical, or other studies for our product candidates;
•
work with our contract manufacturing organizations to manufacture RenovoCath and our other product candidates for our clinical trials;
•
change or add additional contract manufacturers or suppliers;
•
seek regulatory approvals and marketing authorizations for our product candidates;

•
establish sales, marketing, and distribution infrastructure to commercialize any products for which we may obtain approval;
•
take steps to seek protection of our intellectual property and defend our intellectual property against challenges from third parties;
•
obtain, expand, maintain, protect, and enforce our intellectual property portfolio;
•
pursue any licensing or collaboration opportunities;
•
attract, hire, and retain key and qualified personnel including clinical, scientific, management, and administrative personnel;
•
provide additional internal infrastructure to support our continued research and development operations and any planned commercialization efforts;
•
experience any delays or encounter other issues related to our operations;
•
implement operations, financial, and management information systems;
•
meet the requirements and demands of being a public company; and
•
defend against any product liability claims or other lawsuits related to our products.

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

Alongside our Phase III clinical activities related to IAG, in late 2024 we commenced commercial sales of our FDA-cleared RenovoCath device on a standalone basis, and we generated nominal revenues of $43,000 for the year ended December 31, 2024 and approximately $1.1 million in revenue from such sales for the year ended December 31, 2025. While we have begun to gain commercial traction, we nonetheless have limited experience in self-commercializing medical devices. This commercial strategy, which itself is relatively new and subject to evolution and change, is subject to significant inherent risks relating to, among other matters, our manufacturing, supply chain, and sales and marketing efforts for RenovoCath, as well as our internal accounting and operational requirements for these efforts. Moreover, the past experiences of certain members of our management with commercializing medical devices may not translate to our plans for RenovoCath. Also, we may be subject to competition from alternative devices or methods of drug administration offered by larger, better funded, and more experienced companies. Therefore, we are and will continue to be faced with the risk that we may be unable to adequately execute one or more elements of our commercial plans for RenovoCath.

We may also choose to enter into a commercial collaboration with a third party who could take some or even primary responsibility for sales, marketing, and/or distribution efforts for RenovoCath. In such a case, we would be reliant, at least in part, on such third party for the success of our commercial efforts, and the failure of any such third party to execute the agreed-upon strategy could lead to suboptimal results for our company. Moreover, in any such collaboration, we would be required to share the part of the economics of RenovoCath commercialization with such third-party, which could mean less revenue generated by our company.

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

We are in the relatively early stages of our RenovoCath commercialization efforts and have not had to recognize revenue from our operations in the past. A primary goal from these efforts is to generate and recognize revenue from RenovoCath sales. However, revenue recognition under generally accepted accounting principles requires subjective judgements to be made by our management and could otherwise be complex and create uncertainties, including uncertainties arising from varying terms of sale we may offer to different customers. We may also be required to defer recognition of revenues until certain conditions are met. Risks and uncertainties relating to our accounting for revenue recognition could have a material adverse effect on our estimates of our future revenue performance and on our actual financial results. Any statements we make in this Report or otherwise from time to time regarding our future revenue performance could prove inaccurate because of the complexities of revenue recognition, and readers should take these complexities and associated risks in accounting when assessing our statements regarding our revenues.

Our revenues and results of operations, particularly as they relate to RenovoCath sales, are difficult to predict and may fluctuate from quarter to quarter, which could adversely affect our business and the market price of our common stock.

Our commercial sales activities for our RenovoCath device are still relatively new. While our goal is to grow our revenues over time, at present our revenues and results of operations are difficult to predict and may fluctuate substantially from quarter to quarter, with fluctuations potentially being the result of just a small number of RenovoCath procedures undertaken by our customers. These fluctuations can adversely affect our business and the market price of our common stock. Revenues in any quarter depend substantially upon our total contracting activity with our customers, and our ability to recognize revenues in that quarter in accordance with our revenue recognition policies. Our contracting activity is difficult to forecast for a variety of reasons, including the following:

•
our sales cycle per customer and in general may vary as a result of factors such as a customer’s familiarity with RenovoCath;
•
the size of sales orders can vary significantly and may not be predicable on a customer-by-customer basis or generally;
•
economic downturns are often characterized by decreased product demand, price erosion, technological shifts, work slowdowns and layoffs, which can substantially reduce contracting activity;
•
customers may unexpectedly postpone or cancel orders due to changes in their strategic priorities, budgetary constraints or the existence of competitive technology;
•
customer evaluations and purchasing processes vary significantly from company to company, and a customer’s internal approval and expenditure authorization process can be difficult and time consuming;
•
changes in our pricing policies and discount plans may affect customer purchasing patterns;

•
the number, timing and significance of our and our competitors’ product enhancements may affect purchasing decisions; and
•
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

We face the risk that we may need to raise additional capital over the longer term to both develop and commercialize IAG (assuming FDA approval) and to separately engage in sales and marketing activities for RenovoCath as a standalone device. Our failure to obtain funding when needed (even following this offering) may force us to delay, reduce or eliminate our product development programs, commercial efforts or collaboration efforts. Moreover, if we do not obtain adequate and timely funding, we may not be able to continue as a going concern.

As of March 23, 2026 (taking into account the net proceeds from our March 2026 private placement), we had cash and cash equivalents of approximately $13.0 million. Due to our recurring operating losses and the expectation that we will continue to incur net losses in the future, we face the risk that we may be required to raise additional capital over the longer term to both (i) complete the testing, development and (assuming FDA approval) commercialization of IAG or other product candidates and (ii) separately engage in sales and marketing activities for RenovoCath as a standalone device. We have historically financed our operations primarily through public and private sales of our equity or equity-linked securities as well as debt financing. To raise additional capital, we may seek to sell additional equity and/or debt securities, obtain a credit facility or other loan or enter into collaborations, licenses or other similar arrangements, which we may not be able to do on favorable terms, or at all. For example, we have filed an omnibus shelf registration statement on Form S-3 that provides for aggregate offerings of up to $50.0 million of our securities subject to various limitations, including limited sales in any twelve-month period while we are subject to the “baby-shelf” rules. We also have filed a registration statement on Form S-1 to register the cash exercise of our outstanding warrants, with such cash exercise only expected to occur when the trading price of our common stock is in excess of the $10.80 per share exercise price of our outstanding warrants (which is significantly above our current stock price). Our ability to obtain additional financing will be subject to a number of factors, including market conditions, fluctuations in interest rates, our operating performance and investor sentiment. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue our development and/or commercialization plans, restrict or cease our operations or obtain funds by entering into agreements on unfavorable terms. Failure to obtain additional capital on acceptable terms, or at all, would result in a material and adverse impact on our operations. Based on our operating plans, we expect that our current cash and cash equivalents as the date of this Report will be sufficient to fund our operating, investing and financing cash flow needs for at least the next twelve months, assuming our programs advance as currently contemplated. Based upon our review and our current financial condition, we have concluded that we will be able to continue operating as a going concern.

Our financial statements as of December 31, 2025 have been prepared on a going concern basis and do not include any adjustments that may result from the outcome of this uncertainty. If we fail to raise additional working capital, or do so on commercially unfavorable terms, it would materially and adversely affect our business, prospects, financial condition and results of operations, and we may be unable to continue as a going concern. If we seek additional financing to fund our business activities in the future, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms, if at all. If we are unable to continue as a going concern, we might have to liquidate our assets and the value we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements, and our shareholders may lose their entire investment in our common stock.

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

Risks Related to the Discovery, Development, and Commercialization of Our Product Candidates

The commercial viability of IAG or other product candidates remains subject to current and future preclinical studies, clinical trials (notably our Phase III TIGeR-PaC study), regulatory approvals, and the risks generally inherent in the development of a drug-device product candidate. If we are unable to successfully advance or develop IAG or any other product candidate, our business will be materially harmed.

In the near-term, failure to successfully advance the development of any of our product candidates may have a material adverse effect on us. To date, we have not successfully developed or commercially marketed, distributed, or sold any drug or drug-device combination product candidate. The success of our business depends in part upon our ability to successfully advance the development of IAG and future product candidates through preclinical studies and clinical trials (notably our Phase III TIGeR-PaC study with respect to IAG), have such product candidates approved for sale by the FDA or regulatory authorities in other countries, and ultimately have the product candidates successfully commercialized by us or a commercial partner. We cannot assure you that the results of our ongoing preclinical studies or clinical trials (notably our Phase III TIGeR-PaC study) will support or justify the continued development of our product candidates, or that we will receive regulatory approval from the FDA, or similar regulatory authorities in other countries, to advance the development of our product candidates.

Our product candidates must satisfy rigorous regulatory standards of safety and efficacy before we can advance or complete their clinical development, or before they can be approved for sale. To satisfy these standards, we must engage in expensive and lengthy preclinical studies and clinical trials, develop acceptable manufacturing processes, and obtain regulatory approval. Despite these efforts, the FDA could delay, limit or deny approval of a product candidate for many reasons, including because the FDA:

•
may not deem our product candidate to be safe and effective;
•
determines that the product candidate does not have an acceptable benefit-risk profile;
•
may not agree that the data collected from preclinical studies and clinical trials are acceptable or sufficient to support the submission of an NDA or other submission or to obtain regulatory approval, and may impose requirements for additional preclinical studies or clinical trials;
•
may determine that adverse events experienced by participants in our clinical trials represent an unacceptable level of risk;
•
may determine that population studied in the clinical trial may not be sufficiently broad or representative to assure safety in the full population for which we seek approval;
•
may disagree regarding the formulation, labeling and/or the specifications;

•
may not approve the manufacturing processes associated with our product candidate or may determine that a manufacturing facility does not have an acceptable compliance status;
•
may conclude there are chemistry, manufacturing and controls issues that preclude approval of the NDA;
•
may conclude that the drug substance or drug product manufacturing process is not in a state of control or does not meet cGMP or all the regulatory requirements;
•
may conclude that the medical device manufacturing process for the drug/device combination product candidate is not in a state of control or does not meet all the regulatory requirements;
•
may change approval policies or adopt new regulations; or
•
may not file a submission due to, among other reasons, the content or formatting of the submission.

If we experience delays in obtaining approval or if we fail to obtain approval of our lead drug/device combination product candidate or any other product candidate, our commercial prospects will be harmed and our ability to generate revenues will be materially impaired which would adversely affect our business, prospects, financial condition and results of operations.

We cannot assure you that the results of late-stage clinical trials (notably our Phase III TIGeR-PaC study or IAG) will be favorable enough to support the continued development of our product candidates. A number of companies in the pharmaceutical and biopharmaceutical industries have experienced significant delays, setbacks and failures in all stages of development, including late-stage clinical trials, even after achieving promising results in preclinical testing or early-stage clinical trials. Accordingly, results from completed preclinical studies and early-stage clinical trials of our product candidates may not be predictive of the results we may obtain in later-stage trials. Furthermore, even if the data collected from preclinical studies and clinical trials involving our product candidates demonstrate a favorable safety and efficacy profile, such results may not be sufficient to support the submission of an NDA to obtain regulatory approval from the FDA in the U.S., or other similar regulatory agencies in other jurisdictions, which is required to market and sell the product. Even if we are successful in obtaining approval in one jurisdiction, we may not be successful in obtaining approval in any other jurisdictions. If we are unable to obtain approval for our product candidates in multiple jurisdictions, our business, financial condition, results of operations and our growth prospects could be negatively affected.

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

With respect to our ongoing Phase III TIGeR-PaC study of IAG in LAPC specifically, this study is our most advanced clinical trial to date and is therefore very important to us. While we have previously announced positive interim data from such study, and while the second interim analysis was completed in 2025 and the Data Monitoring Committee recommended continuation of the study, there can be no assurance that the final data will be positive or support an NDA submission or approval. We expect to complete enrollment in the TIGeR-PaC study by mid-2026 and anticipate final data readout in 2027, though there is a risk that enrollment or data completion could be delayed. In addition, for clinical or commercial reasons, we may be unable to, or may elect not to, even file an NDA for IAG. The failure of our TIGeR-PaC study to achieve results conducive to filing and receiving NDA approval would cause our company, and likely our stock price, significant harm. Some harm could occur if we are required to postpone, or elect not to, file an NDA for IAG in LAPC for any reason.

If we do not achieve our projected commercial or development goals in the timeframes we announce and expect, our stock price may decline.

From time to time, we estimate the timing of the anticipated accomplishment of various commercial, scientific, clinical, regulatory and product development goals, which we sometimes refer to as milestones. These milestones may include projected results (including revenue generation) from our RenovoCath commercialization activities as well as the commencement or completion of scientific studies and clinical trials and the submission of regulatory filings. From time to time, we may publicly announce the expected timing or results of some of these milestones. All of these milestones are and will be based on numerous assumptions and are subject to inherent known and unknown risks. For example, the revenues we generate from RenovoCath sales may be less than we anticipate or are projected by securities analysts who follow our company. Also, important milestones such as the actual timing for full enrollment in, or data readout from, our TIGeR-PaC study, or any related NDA submission, could change due to a variety of factors, some of which are beyond our control. Therefore, you are advised that the actual timing and results of these milestones can vary dramatically compared to our estimates or the estimates of securities analysts. If we do not meet these milestones as publicly announced, our stock price may decline and it may become more difficult to operate and finance our company.

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

•
communications with the FDA, or similar regulatory authorities in different countries, regarding the scope or design of a trial or trials;

•
regulatory authorities, including an Institutional Review Board (“IRB”) or Ethical Committee (“EC”), not authorizing us to commence or conduct a clinical trial at a prospective trial site;
•
enrollment in our clinical trials being delayed, or proceeding at a slower pace than we expected, because our clinical trial sites have staffing shortages or are unable to recruit/retain qualified staff, or we have difficulty recruiting patients, including as a result of competing clinical trials, or participants dropping out of our clinical trials at a higher rate than we anticipated;
•
our third-party contractors, upon whom we rely for conducting preclinical studies, clinical trials and manufacturing of our trial materials, may fail to comply with regulatory requirements, fail to meet their contractual obligations to us in a timely manner, or terminate their relationship with us;
•
having to suspend or ultimately terminate our clinical trials if participants are being exposed to unacceptable health or safety risks;
•
IRBs, ECs, or regulators requiring that we hold, suspend or terminate our preclinical studies and clinical trials for various reasons, including non-compliance with regulatory requirements, including the effects of recent variants; and
•
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

•
adversely impact our ability to raise sufficient capital, if at all, to fund the development of our product candidates;
•
adversely affect our ability to further develop or commercialize our product candidates;
•
diminish any competitive advantages that we or our collaborators may have or attain; or
•
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

•
delays, suspension, or termination of clinical trials related to our product candidates;
•
refusal by regulatory authorities to review pending applications or supplements to approved applications;
•
product recalls or seizures;
•
suspension of manufacturing;
•
withdrawals of previously approved marketing applications; or
•
fines, civil penalties, and criminal prosecutions.

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

•
the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;
•
we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a product candidate is safe and effective for its proposed indication;
•
the results of clinical trials may not meet the level of statistical significance required for approval by the FDA or comparable foreign regulatory authorities;
•
the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
•
the data collected from clinical trials of our product candidates may not be sufficient to support the submission of an NDA or other submission or to obtain regulatory approval in the United States or elsewhere;
•
the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; or
•
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

See Item 1. Business—Government Regulation for more information.

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

•
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

•
federal false claims laws which prohibit, among other things, individuals, or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent, and which may apply to entities like us which provide coding and billing information to customers;
•
the federal Health Insurance Portability and Accountability Act of 1996, which prohibits executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters and which also imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information;
•
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
•
the federal Food, Drug, and Cosmetic Act, which among other things, strictly regulates drug manufacturing and product marketing, prohibits manufacturers from marketing drug products for off-label use and regulates the distribution of drug samples;
•
federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;
•
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
•
the Foreign Corrupt Practices Act, a United States law which regulates certain financial relationships with foreign government officials (which could include, for example, certain medical professionals);
•
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
•
state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by federal laws, thus complicating compliance efforts.

Particularly as it relates to our commercial efforts for RenovoCath as a standalone device, which efforts are still in their relatively early stages, we are in the process of developing and utilizing policies and practices aimed at ensuring full compliance in all material respects with these types of laws, rules and regulations. Moreover, efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws may involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws. If our operations are found to be in violation of any of the laws described above or any governmental regulations that apply to us, we may be subject to greater liabilities, penalties, including civil and criminal penalties, damages, fines, and the curtailment or restructuring of our operations. Any penalties, damages, fines, curtailment or restructuring of our operations could adversely affect our ability to operate our business and our financial results. Although compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, the risks cannot be entirely eliminated. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert management’s attention from the operation of our business.

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

See Item 1. Business—Government Regulation for more information.

If we are unable to satisfy regulatory requirements, we may not be able to commercialize our product candidates.

We need FDA approval prior to marketing our IAG or any other product candidates in the United States. This approval process is lengthy and subject to extensive governmental regulations and given the unpredictability of the results of clinical trials, our failure to obtain regulatory approval from the FDA to market any of our product candidates would significantly harm our business, results of operations and prospects. Any delay or failure in seeking or obtaining required approvals from the FDA to market IAG or any of our other product candidates would have a material and adverse effect on our ability to sell our product candidates in the United States and to generate revenue from any such candidates we are developing and for which we are seeking approval.

The FDA’s review and approval process, including among other things, evaluation of preclinical studies and clinical trials of a product candidate as well as the manufacturing process and facility, is lengthy, expensive, and uncertain. To receive approval, we must, among other things, demonstrate with substantial evidence from well-designed and well-controlled preclinical testing and clinical trials that the product candidates are both safe and effective for each indication for which approval is sought. Satisfaction of these requirements typically takes several years, and the time needed to satisfy them may vary substantially, based on the type, complexity and novelty of the pharmaceutical product. Even with respect to IAG, we cannot predict with certainty if or when we will submit an NDA for approval for any of our product candidates currently under development. Any approvals we may obtain may not cover all of the clinical indications for which we are seeking approval or may contain significant limitations on the conditions of use.

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

Even after approval, we will remain subject to extensive regulations. The regulations to which we are subject are complex and have tended to become more stringent over time. Regulatory changes could result in restrictions on our ability to carry on or expand our operations, higher than anticipated costs or lower than anticipated revenues. The FDA and foreign counterparts enforce these regulatory requirements through, among other means, periodic unannounced inspections and periodic reviews of public marketing and promotion materials. We do not know whether we will be found compliant in connection with any future FDA or foreign counterparts’ inspections or reviews. Failure to comply with applicable regulations could jeopardize our ability to sell our products and result in enforcement actions such as: warning letters; untitled letters; fines; injunctions; civil penalties; termination of distribution; recalls or seizures of products; delays in the introduction of products into the market; total or partial suspension of production; refusal to grant future clearances, approvals, or certifications; withdrawals or suspensions of current approvals or certifications, resulting in prohibitions on sales of our products; and in the most serious cases, criminal penalties.

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

•
successfully identify and develop key points of product differentiation from currently available therapies;
•
successfully and timely complete clinical trials and submit for and obtain all requisite regulatory approvals in a cost-effective manner;
•
maintain a proprietary position for our products and manufacturing processes and other related product technology;
•
attract and retain key and qualified personnel;
•
develop relationships with physicians prescribing these products; and
•
build an adequate sales and marketing infrastructure for our products, if approved.

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

We do not currently possess internal manufacturing capacity. We plan to utilize the services of cGMP manufacturers, FDA inspected contract manufacturers to formulate and manufacture our preclinical and clinical supplies. We have expanded our relationship with Medical Murray, our U.S.-based third-party RenovoCath manufacturer, and received our first commercial orders for RenovoCath devices in December 2024. Any curtailment in the availability of gemcitabine, or RenovoCath, the drug delivery device, however, could result in production or other delays with consequent adverse effects on us. In addition, because regulatory authorities must generally approve raw material sources for pharmaceutical products, changes in raw material suppliers may result in production delays or higher raw material costs.

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

•
interruption of supply resulting from modifications to, or discontinuation of, a supplier’s operations;
•
delays in product shipments resulting from uncorrected defects, reliability issues, or a supplier’s failure to produce components that consistently meet our quality specifications;
•
price fluctuations due to a lack of long-term supply arrangements with our suppliers for key components;
•
inability to obtain adequate supply in a timely manner or on commercially reasonable terms;
•
difficulty identifying and qualifying alternative suppliers for components in a timely manner;
•
inability of suppliers to comply with applicable provisions of the FDA’s QSR, cGMP regulations or other applicable laws or regulations enforced by the FDA or state regulatory authorities and foreign regulatory authorities;

•
inability to ensure the quality of products or components manufactured by third parties;
•
production delays related to the evaluation and testing of products and components from alternative suppliers and corresponding regulatory qualifications;
•
delays in delivery by our suppliers due to changes in demand from us or their other customers, or our suppliers prioritizing their other customers over us; and
•
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

If IAG or any of our future product candidates are approved for commercial sale by the FDA or other regulatory authorities, the degree of market acceptance of any approved product by physicians, healthcare professionals and third-party payors and our profitability and growth will depend on a number of factors, including:

•
demonstration of safety and efficacy;
•
perceived advantages of our product candidates over alternative treatments;
•
the indications for which the product candidates are approved and the labeling approved by regulatory authorities for use with the product candidates, including any warnings, limitations or contraindications contained in a product’s approved labeling;
•
approval of other new therapies for the same indications;
•
acceptance by physicians and patients of the product candidate as a safe and effective treatment;
•
the cost, safety and efficacy of treatment in relation to alternative treatments, including generic versions of the product candidates;

•
the extent to which our product candidates are included on formularies of hospitals and managed care organizations;
•
changes in the practice guidelines and the standard of care for the targeted indication;
•
relative convenience and ease of administration;
•
the prevalence and severity of any adverse side effects;
•
budget impact of adoption of our product on relevant drug formularies and the availability, cost, and potential advantages of alternative treatments, including less expensive generic drugs;
•
pricing, reimbursement, and cost effectiveness, which may be subject to regulatory control;
•
effectiveness of our or any of our partners’ sales and marketing strategies;
•
the product labeling or product insert required by the FDA or regulatory authority in other countries; and
•
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

The market for IAG, our lead drug/device combination product, and our other product candidates may not be as large as we expect.

Our estimates of the potential market opportunity for IAG, our lead drug/device combination product, and any of our other future product candidates include several key assumptions based on our industry knowledge, industry publications, third-party research reports and other surveys, including surveys commissioned by us. These assumptions include the size of our target populations, the prevalence and incidence of each of our target indications, the number of patients receiving current treatment, the percentage of patients unsatisfied with the current treatments, the number of diagnosed but untreated patients, the compliance and adherence of patients in our target populations, the number of treatment centers and prescribing physicians and the percentage of payer acceptance. While we believe that our internal assumptions are reasonable, if any of these assumptions proves to be inaccurate, then the actual market for our product candidates could be smaller than our estimates of our potential market opportunity. If the actual market for any of our product candidates is smaller than we expect, our product revenue may be limited, and it may be more difficult for us to achieve or maintain profitability.

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

We are a small company with 17 employees as of December 31, 2025. The future growth of our company will impose significant additional responsibilities on members of management, including the need to identify, attract, retain, motivate and integrate highly skilled personnel. We may increase the number of employees in the future depending on the progress of our development and commercialization of our product candidates. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to:

•
manage our clinical studies effectively;
•
integrate additional and future management, administrative, manufacturing, sales and marketing, and regulatory personnel;
•
maintain sufficient administrative, accounting and management information systems and controls; and
•
hire and train additional qualified personnel.

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

Moreover, ongoing armed conflicts between Russia and Ukraine and in the Middle East (including the U.S. and Israel’s military actions against Iran commencing in March 2026) have resulted in sustained global geopolitical unrest, including significant instability in the financial and commodities markets and the continued imposition of extensive international sanctions. The geopolitical landscape remains highly volatile following the 2024 U.S. elections and the subsequent transition in U.S. administration and policy priorities in 2025 and 2026 (including the imposition of tariffs by the U.S. administration). It is not possible to predict the near or long-term consequences of these shifts, which may include new or expanded sanctions, trade embargoes, increased tariffs, changes in international trade agreements, and heightened regional instability. These factors, alongside potential fluctuations in inflation, currency exchange rates, and macroeconomic conditions, may create prolonged uncertainty in the global markets and could have a material adverse effect on our business, financial condition, and results of operations.

Security threats to our and our commercial partners' information technology infrastructure and/or our physical buildings could expose us to liability and damage our reputation and business.

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

We may seek to expand our sales and marketing activities internationally. Doing business internationally involves a number of risks, including but not limited to:

•
multiple, conflicting and changing laws and regulations, such as privacy regulations, tax laws, export and import restrictions, employment laws, regulatory requirements and other governmental approvals, permits and licenses;
•
failure by us to obtain and maintain regulatory approvals for the use of our products in various countries;
•
additional potentially relevant third-party patent rights;
•
complexities and difficulties in obtaining protection and enforcing our intellectual property;
•
difficulties in staffing and managing foreign operations;
•
complexities associated with managing multiple payor reimbursement regimes, government payors or patient self-pay systems;
•
limits in our ability to penetrate international markets;
•
financial risks, such as longer payment cycles, difficulty collecting accounts receivable, the impact of local and regional financial crises on demand and payment for our products, exposure to foreign currency exchange rate fluctuations, and a rising rate of inflation;
•
natural disasters, political and economic instability, including wars, terrorism and political unrest, outbreak of disease, boycotts, curtailment of trade and other business restrictions;
•
certain expenses including, among others, expenses for travel, translation, and insurance; and
•
regulatory and compliance risks that relate to maintaining accurate information and control over sales and activities that may fall within the purview of the U.S. Foreign Corrupt Practices Act, its books and records provisions, or its anti-bribery provisions.

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

Our operations are subject to the effects of macroeconomic factors such as tariffs and rate of inflation.

Particularly given that we have entered the revenue generation phase of our company, our business and operations are subject to the effects of macroeconomic factors that are beyond our control. For example, recent policy decisions have raised tariffs on non-U.S. goods, which could impact the cost of materials used in our products or product candidates. Price increases for these materials could effect our pricing and the demand for our products and product candidates. Economic uncertainty generally as a result of tariffs could impact our customers’ purchasing choices to our detriment. In addition, current or future tariffs could also result in increased research and development expenses, including with respect to increased costs associated with raw materials, laboratory equipment and research materials and components. Trade restrictions affecting the import of materials necessary for clinical trials could result in delays to our development timelines.

Moreover, the United States has experienced high levels of inflation in recent years. While inflation rates have moderated more recently, if the inflation rate increases, for example due to increases in the costs of labor and supplies, it could affect our expenses, such as employee compensation and research and development charges.

Additionally, the United States is experiencing an acute workforce shortage, which in turn, has created a very competitive wage environment that may increase our operating costs.

As such, any of these or similar factors may adversely affect our financial condition and results of operations.

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

•
an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs;
•
implementation of the federal physician payment transparency requirements, sometimes referred to as the “Physician Payments Sunshine Act;”
•
a licensure framework for follow-on biologic products;
•
a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;
•
establishment of a Center for Medicare Innovation at the Centers for Medicare & Medicaid Services to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending;
•
an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program, to 23.1% and 13% of the average manufacturer price for most branded and generic drugs, respectively and capped the total rebate amount for innovator drugs at 100% of the AMP;
•
a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for certain drugs and biologics, including our product candidates, that are inhaled, infused, instilled, implanted or injected;
•
extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;
•
expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability;
•
a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; and
•
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

See Item 1. Business—Government Regulation and Item 1. Business—Healthcare Reform for more information.

Reimbursement for any approved products may be limited or unavailable, which could make it difficult for us to sell our product candidates profitably.

In both domestic and foreign markets, sales of RenovoCath or (if approved) IAG or any of our other drug product candidates, will depend, in part, on the extent to which the costs of our product candidates will be covered by third-party payors, such as government health care programs, commercial insurance and managed health care organizations. These third-party payors decide which drugs will be covered and establish reimbursement levels for those drugs. The containment of health care costs has become a priority of foreign and domestic governments as well as private third-party payors. The prices of drugs have been a focus in this effort. Governments and private third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications, which could affect our ability to sell our product candidates profitably. Cost-control initiatives could cause us to decrease the price we might establish for product candidates, which could result in lower than anticipated product revenues.

Reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that use of a product is:

•
a covered benefit under its health plan;
•
safe, effective and medically necessary;
•
appropriate for the specific patient;
•
cost-effective relative to other alternatives, including generic products; and
•
neither experimental nor investigational.

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

As of December 31, 2025, we had net operating loss (“NOL”) carryforwards for federal and state income tax purposes which may be available to offset taxable income in future years. A lack of future taxable income would adversely affect our ability to utilize these NOLs before they expire. The utilization of our NOLs could be subject to annual limitations under Section 382 and 383 of the Internal Revenue Code (“IRC” or the “Code”) of 1986, and similar state tax provisions due to ownership change limitations that may have occurred previously or that could occur in the future. In general, under Section 382, a corporation that undergoes an “ownership change” (as defined under Section 382 of the Code and applicable Treasury Regulations) is subject to limitations on its ability to utilize its pre-change NOLs to offset its future taxable income. As of December 31, 2025, we have not conducted an analysis of an ownership change under Section 382. To the extent that a study is completed, and an ownership change is deemed to occur, in the past or future, our NOLs and any NOLs of companies that we have acquired could be limited to offset any future taxable income.

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

Risks Related to Our Common Stock

We are not currently in compliance with the “minimum bid price” continued listing requirement for The Nasdaq Stock Market. If we do not regain compliance and continue to meet the such requirement or any other continued listing requirements, our common stock may be delisted, which could affect the market price and liquidity for our common stock and reduce our ability to raise additional capital and otherwise properly function as a public company.

On December 31, 2025, we received a letter from the Listing Qualifications Staff of the Nasdaq Stock Market, LLC (“Nasdaq”) indicating that we are not in compliance with the requirement to maintain a minimum bid price of $1.00 per share required for continued listing on Nasdaq, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”) for 32 consecutive trading days.

Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), we have 180 calendar days from receipt of a notice from Nasdaq (the “Compliance Period”), to regain compliance with the Minimum Bid Price Requirement. If at any time during the Compliance Period, the bid price of our common stock closes at or above $1.00 per share for a minimum of ten consecutive business days, Nasdaq will provide us with written confirmation of compliance with the Minimum Bid Price Requirement and the matter will be closed. In the event we do not regain compliance with the Minimum Bid Price Requirement by the end of the Compliance Period, we may be eligible for an additional 180-calendar day grace period. Pursuant to Nasdaq Listing Rule 5810(3)(A)(iii), if during any compliance period specified in Nasdaq Listing Rule 5810(c)(3)(A), a company’s security has a closing bid price of $0.10 or less for ten consecutive trading days, the Listing Qualifications Department of Nasdaq will issue a Staff Delisting Determination under Nasdaq Listing Rule 5810 with respect to that security (the “Low Priced Stocks Rule”). If a company receives such delisting notice, the company can request a hearing before a Nasdaq hearings panel (the “Panel”). If our common stock closes at or below $0.10 for ten consecutive days during the Compliance Period or any additional compliance period, we could receive a Staff Delisting Determination during the Compliance Period or any additional compliance period or, if we receive such Staff Delisting Determination, Nasdaq may not grant our request for a hearing, or if Nasdaq grants our request for a hearing, the Panel may not grant our request for continued listing of our common stock on The Nasdaq Capital Market pending our compliance with all applicable listing criteria, including the Minimum Bid Price Requirement, or we may be unable to timely satisfy the terms of any extension that may be granted by the Panel.

We will continue to monitor the closing bid price of our common stock and seek to regain compliance with all applicable Nasdaq requirements within the allotted compliance periods and may, if appropriate, consider available options, including implementation of a reverse stock split, to regain compliance with the Minimum Bid Price Requirement or the Low Priced Stocks Rule, as applicable. A reverse stock split, if implemented, could have a material adverse effect on our stock price and valuation.

An active trading market for our common stock may not be sustained.

Although our common stock is listed on the Nasdaq Capital Market, the market for our shares has demonstrated varying levels of trading activity, our ability to raise capital to continue to fund operations by selling shares of our common stock and our ability to acquire other companies or technologies by using shares of our common stock as consideration may be impaired if an active trading market for our common stock is not sustained.

The market price of our common stock may be volatile and fluctuate substantially, which could result in substantial losses for investors.

The market price of our common stock has been and may continue to be highly volatile and may be subject to wide fluctuations in response to a variety of factors, some of which are beyond our control. These factors include the following:

•
our progress with our strategy to sell RenovoCath as a standalone device, including the level our initial and any subsequent revenues generated from such activity;
•
any delay in the commencement, enrollment and ultimate completion of our clinical trials;
•
any delay in submitting an NDA and any adverse development or perceived adverse development with respect to the FDA’s review of that NDA;
•
failure to successfully develop, gain marketing approval for and commercialize our lead drug/device combination product;

•
inability to obtain additional funding;
•
Regulatory or legal developments in the United States and other countries applicable to our RenovoCath device, our lead drug/device combination product or any other product candidate;
•
adverse regulatory decisions;
•
changes in the structure of healthcare payment systems;
•
inability to obtain adequate product supply for our RenovoCath device, our lead drug/device combination product or any other product candidate, or the inability to do so at acceptable prices;
•
introduction of new products, services or technologies by our competitors;
•
failure to meet or exceed financial projections we provide to the public;
•
failure to meet or exceed the estimates and projections of the investment community;
•
changes in the market valuations of companies similar to ours;
•
market conditions in the pharmaceutical and biotechnology sectors, and the issuance of new or changed securities analysts’ reports or recommendations;
•
announcements of significant acquisitions, strategic collaborations, joint ventures or capital commitments by us or our competitors;
•
significant lawsuits, including patent or stockholder litigation, and disputes or other developments relating to our proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•
additions or departures of key scientific or management personnel;
•
sales of our common stock or other securities by us, our insiders or our other stockholders, including pursuant to the existing primary and secondary shelf registration statements that we have filed with the SEC;
•
expiration of market standoff or lock-up agreements;
•
trading volume of our common stock;
•
fluctuations in interest rates and inflation rates;
•
general economic, industry and market conditions;
•
health epidemics and outbreaks or other natural or man-made disasters which could significantly disrupt our preclinical studies and clinical trials, and therefore our receipt of necessary regulatory approvals could be delayed or prevented; and
•
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

Our common stock is listed on the Nasdaq Capital Market. In order to maintain our listing, we must meet minimum financial and other requirements, including a minimum amount in stockholders’ equity. As noted above, we are currently not in compliance with Nasdaq’s $1.00 minimum bid price requirement.

Previously, on August 21, 2023, we received a notice from Nasdaq notifying us that, as of August 18, 2023, we were not in compliance with the minimum stockholders’ equity requirement for continued listing on The Nasdaq Capital Market, under Listing Rule 5550(b)(1), because our stockholders’ equity of $1,188,000 as reported in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2023 was below the required minimum of $2.5 million (the “Equity Requirement”), and because, as of June 30, 2023, we did not meet the alternative compliance standards, relating to the market value of listed securities of $35 million or net income from continuing operations of $500,000 in the most recently completed fiscal year. We were ultimately able to maintain our listing and raise capital to cure this listing deficiency.

On December 31, 2025, we received a letter from the Listing Qualifications Staff of the Nasdaq Stock Market, LLC (“Nasdaq”) indicating that we are not in compliance with the requirement to maintain a minimum bid price of $1.00 per share required for continued listing on Nasdaq. We have until the end of June 2026 to regain compliance with this requirement, which may be extended for 180 days. If we do not regain compliance and continue to not meet such requirement or any other continued listing requirements of Nasdaq, our common stock may be delisted, which could affect the market price and liquidity for our common stock and reduce our ability to raise additional capital and otherwise properly function as a public company.

In addition to our current non-compliance with the Nasdaq Minimum Bid Price requirement, we may also face difficulties in meeting other Nasdaq requirements, including with respect to our market capitalization. Failure to comply with these or any other Nasdaq continued listing standards could result in delisting, which would significantly impact our ability to raise capital and maintain investor confidence and could lead to additional regulatory scrutiny and potential penalties.

Sales of a significant number of shares of our common stock in the public markets, or the perception that such sales could occur, including shares of common stock issued in our January 2024 private placement, April 2024 at market private placement, February 2025 public offering and March 2026 at market private placement could depress the market price of our common stock.

Sales of a significant number of shares of our common stock in the public markets, or the perception that such sales could occur as a result of our utilization of a universal shelf registration statement or otherwise could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities. Notably, we have registered for public resale in the very near term all of the shares of common stock and common stock underlying warrants issued in our January 2024 private placement, April 2024 at market private placement,

February 2025 public offering and March 2026 at market private placement, which collectively will represent a very large number of shares relative to our current shares of common stock outstanding. Following the effectiveness of such registration, a large number of shares of our common stock could be sold in the public market, depressing our stock price. Moreover, we cannot in general predict the effect that future sales of our common stock or the market perception that we are permitted to sell a significant number of our securities would have on the market price of our common stock.

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

As a public company, we have incurred and particularly after we no longer qualify as an emerging growth company (as of January 1, 2027), we will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002 (“SOX”), the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq, and other applicable securities rules and regulations impose various requirements on U.S. reporting public companies, including the establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to continue to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs and have made some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more expensive for us to obtain director and officer liability insurance, which in turn could make it more difficult for us to attract and retain qualified senior management personnel or members for our board of directors. In addition, these rules and regulations are often subject to varying interpretations, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

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

Effective internal control over financial reporting is necessary for us to provide reliable financial reports in a timely manner. In connection with the audit of our financial statements as of and for the years ended December 31, 2025, and 2024, we identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, we determined that we lacked a sufficient number of qualified accounting and financial reporting personnel with an appropriate level of knowledge, training and experience to address complex accounting issues, sufficient written policies and procedures for accounting and financial reporting in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), and adequate management review controls. In addition, we determined that our financial statement close process includes significant control gaps mainly driven by the small size of our accounting and finance staff and, as a result, a significant lack of appropriate segregation of duties. This includes the ability of users to create and post journal entries without adequate compensating review controls as well as review of system rights on the journal entry and financial close process. In addition, we did not have proper information technology general controls (ITGCs) related to user access, including the performance of user access reviews, access to edit data in applications was not properly restricted, and formal approval of application access was not documented and retained.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (“JOBS Act”). For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including exemption from compliance with the auditor attestation requirements of Section 404; the ability to delay the implementation of new or revised financial accounting standards; reduced disclosure obligations regarding executive compensation; and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, the information we provide stockholders will be different than the information that is available with respect to other public companies. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the closing of our initial public offering (i.e., December 31, 2026), (b) in which we have total annual gross revenue of at least $1.235 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock held by non-affiliates exceeds $700 million as of the end of our prior second fiscal quarter, or (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result of these exemptions, there may be a less active trading market for our common stock and our share price may be more volatile. Moreover, once we no longer qualify as an emerging growth company (beginning January 1, 2027), we may incur additional costs and be required to take further time and attention to comply with applicable securities laws.

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

•
authorizing “blank check” preferred stock, which could be issued by our board of directors without stockholder approval and may contain voting, liquidation, dividend, and other rights superior to our common stock;
•
limiting the liability of, and providing indemnification to, our directors and officers;
•
limiting the ability of our stockholders to call and bring business before special meetings;
•
requiring advance notice of stockholder proposals for business to be conducted at meetings of our stockholders and for nominations of candidates for election to our board of directors;
•
controlling the procedures for the conduct and scheduling of board of directors and stockholder meetings;
•
providing our board of directors with the express power to postpone previously scheduled annual meetings and to cancel previously scheduled special meetings; and
•
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

•
any derivative action or proceeding brought on our behalf;
•
any action asserting a claim for breach of any fiduciary duty owed by any director, officer or other employee of ours to our company or our stockholders, creditors, or other stakeholders;
•
any action asserting a claim against us or any director or officer of ours arising pursuant to, or a claim against us or any of our directors or officers, with respect to the interpretation or application of any provision of, the DGCL, our certificate of incorporation, or bylaws; or
•
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

ITEM 2. PROPERTIES

Our headquarters is located at 2570 W El Camino Real, Suite 320, Mountain View, CA 94040. The office space is approximately 1,900 rentable square feet. We believe that our facility is adequate for our current operations and purposes, and that suitable additional or alternative space will be available in the future on commercially reasonable terms, if required.

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

Holders of Record of Common Stock

As of March 23, 2026, there were approximately 128 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. As of such date, there were 45,052,706 shares of our common stock issued and outstanding.

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

Recent Sales of Unregistered Securities

On March 17, 2026, we entered into a securities purchase agreement (the “March 2026 Securities Purchase Agreement”) in connection with a private placement offering by the Company (the “March 2026 Offering”) to 15 accredited investors or qualified institutional buyers (the “Investors”), five of whom are directors, officers or employees of the Company (the “Insiders”) and the remaining are non-affiliated institutional investors (the “Institutional Investors”). The Offering closed on March 20, 2026.

Pursuant to the March 2026 Securities Purchase Agreement, in connection with the March 2026 Offering, we sold to the Investors an aggregate of: (i) 8,438,790 shares of common stock, (ii) pre-funded warrants to purchase an aggregate of 2,200,000 shares of common stock (the “Pre-Funded Warrants”) and (iii) revenue milestone warrants to purchase an aggregate of 5,319,392 shares of common stock (the “Milestone Warrants”), representing 50% warrant coverage for aggregate gross proceeds of approximately $10.0 million, before deducting placement agent fees and expenses payable by us. The shares of common stock underlying the Pre-Funded Warrants and Milestone Warrants are referred to herein as the “Warrant Shares.”

The purchase price paid by the Institutional Investors for each Share and related Milestone Warrant was $0.938. To comply with Nasdaq Stock Market rules, the purchase price paid by the Insiders for each Share and related Milestone Warrant was $1.0288.

The March 2026 Securities Purchase Agreement contains customary agreements, covenants, representations and warranties of our company and the Investors. Pursuant to the Securities Purchase Agreement, we agreed to file a registration statement for the resale of the Shares and the Warrant Shares (the “Resale Registration Statement”) with the U.S. Securities and Exchange Commission (“SEC”) within 30 days after the date of March 2026 Securities Purchase Agreement (the “Initial Filing Date”) and to use commercially reasonable efforts to cause the Resale Registration Statement to become effective within 30 days following the Initial Filing Date (the “Effectiveness Date”). Notwithstanding the foregoing, (i) in the event we receive comments on the Resale Registration Statement from the

SEC, the Effectiveness Date shall be extended by an additional 60 days from the date such comments are received and (ii) if we receive notification from the SEC that the Resale Registration Statement will not be subject to review, we shall use commercially reasonable efforts to cause the Resale Registration Statement to be declared effective within four (4) trading days of such notification. If the Resale Registration Statement is not filed or declared effective in the required timeframes, we shall be required to pay to each Investor an amount in cash, as partial liquidated damages and not as a penalty, equal to the product of 2.0% multiplied by the aggregate subscription amount paid by such Investor pursuant to the March 2026 Securities Purchase Agreement. The maximum aggregate liquidated damages payable to an Investor shall be 10% of the aggregate subscription amount paid by such Investor pursuant to the March 2026 Securities Purchase Agreement. The partial liquidated damages shall apply on a daily pro rata basis for any portion of a month prior to the cure of the applicable event.

The Pre-Funded Warrants were offered to any Investor whose purchase of the Shares in the March 2026 Offering would result in such Investor, together with its affiliates and certain related parties, beneficially owning more than 4.99% (or at the election of the Investor, 9.99%) of the outstanding common stock immediately following the consummation of the March 2026 Offering, the opportunity to purchase, if it so chooses, up to Pre-Funded Warrants, in lieu of the common stock that would otherwise result in ownership in excess of 4.99% (or 9.99%, as applicable) of the outstanding common stock. The purchase price of each Pre-Funded Warrant will equal the price per share of common stock being sold to the Institutional Investors in the March 2026 Offering, minus $0.0001, and the exercise price of each Pre-Funded Warrant will be $0.0001 per share. The Pre-Funded Warrants do not expire and each Pre-Funded Warrant will be immediately exercisable and may be exercised at any time until exercised in full.

The Milestone Warrants are exercisable immediately upon issuance and expire on the earlier of (i) March 30, 2029 or (ii) 30 days following the date we report at least $1.5 million in product sales revenue (excluding licensing fees, upfront milestones and grants, but including royalty revenue from product sales) for any calendar quarter in a quarterly or annual report. The Milestone Warrants will entitle the holder to purchase Warrant Shares at an exercise price equal to $1.751 per share for the Institutional Investors and $1.9326 for the Insiders. The Milestone Warrants are subject to a beneficial ownership limitation, preventing any holder from exercising a Milestone Warrant if such exercise would result in the holder and its affiliates beneficially owning more than 4.99% (or 9.99% at the holder’s election) of the outstanding common stock.

Konik Capital Partners, LLC, a division of T.R. Winston and Company (the “Placement Agent”), acted as the placement agent for the March 2026 Offering. We paid the Placement Agent a commission of 5.5% of gross offering proceeds from the sale of the Shares, Pre-Funded Warrants and Milestone Warrants in the March 2026 Offering. We also paid the Placement Agent $50,000 for its expenses in connection with the March 2026 Offering.

Issuer Purchases of Equity Securities

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for our fiscal year ended December 31, 2025 should be read in conjunction with Item 1. Business and our financial statements and related notes thereto included in Part II, Item 8, “Financial Statements and Supplementary Data,” included elsewhere in this Annual Report on Form 10-K. All information presented herein is based on our fiscal year. Unless otherwise stated, references to particular years, quarters, months or periods refer to our fiscal years ended December 31 and the associated quarters, months and periods of those fiscal years.

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

Overview

We are a life sciences company developing innovative targeted oncology therapies and commercializing RenovoCath®, a novel, FDA-cleared local drug-delivery device, targeting high unmet medical needs. Our mission is to transform the lives of cancer patients by providing innovative solutions to enable targeted delivery of therapeutic agents.

RenovoCath utilizes our patented TAMP™ therapy platform, which is designed for targeted therapeutic delivery across the arterial wall near the tumor site (known as intra-arterial , or IA delivery) to bathe the target tumor, while potentially minimizing a therapy’s toxicities versus systemic intravenous therapy. Our novel approach to targeted treatment offers the potential for increased safety, tolerance, and improved efficacy. RenovoCath is indicated for temporary vessel occlusion in applications including arteriography, preoperative occlusion, and chemotherapeutic drug infusion.

We are actively commercializing the Trans-Arterial Micro-Perfusion (TAMP™) therapy platform and RenovoCath as a stand-alone device within its FDA cleared fields of use. We are in the relatively early stages of commercializing RenovoCath in the United States, have received our first commercial purchase orders for RenovoCath devices in December 2024. For the year ended December 31, 2025, we generated revenue from RenovoCath sales, primarily from U.S. cancer centers that initiated repeat orders as well as new institutions adopting the device. In February 2026, we announced continued commercial progress, with 12 U.S. cancer centers utilizing the RenovoCath and 21 additional centers are evaluating the device, or have completed evaluation, or, are preparing for activation.

We are also evaluating our novel drug-device combination oncology product candidate (IA delivery of the FDA-approved chemotherapy gemcitabine via RenovoCath, which we call IAG) in our ongoing Phase III TIGeR-PaC trial. IAG is being evaluated by the Center for Drug Evaluation and Research (the drug division of the FDA) under a U.S. investigational new drug application that is regulated by the FDA’s 21 CFR 312 pathway. IAG utilizes RenovoCath, the Company’s patented, FDA-cleared drug-delivery device, indicated for temporary vessel occlusion in applications including arteriography, preoperative occlusion, and chemotherapeutic drug infusion.

Our IAG combination product candidate, which is enabled by the RenovoCath device, is currently under investigation and has not been approved for commercial sale. RenovoCath with gemcitabine received Orphan Drug Designation for pancreatic cancer and bile duct cancer, which provides seven years of market exclusivity upon new drug application approval by the FDA.

Beyond LAPC, we believe there are many clinical applications for RenovoCath to improve targeted delivery of therapeutic agents. These potential applications have shaped our market development efforts, including the launch of a cost-effective post-market registry study and support of investigator-initiated trials to generate additional data for both clinical and commercial advancement. We continue to expand these broader clinical programs through post-marketing registry studies in solid tumors and ongoing IITs in borderline resectable and metastatic pancreatic cancer, while also exploring physician interest in other areas. These registry and IIT studies are designed to be capital-efficient and cost-neutral, producing meaningful data that may further broaden the application of TAMP, alongside ongoing discussions with prospective customers and potential distribution partners.

We have incurred significant operating losses and generated negative cash flows from operations since our inception. As of December 31, 2025, we had cash and cash equivalents of $7.0 million (although we raised an additional $10.0 million in gross proceeds through a private placement offering completed in March 2026). We had net losses of $11.2 million and $8.8 million for the years ended December 31, 2025, and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $61.4 million. We expect to continue to incur significant expenses as we seek to grow our revenues from RenovoCath commercial sales, reduce cash burn, and advance toward the goal of achieving cash-flow breakeven operations. As we work to achieve these goals, we expect to continue to incur operating losses. We will not generate revenues from IAG sales unless and until we successfully complete development and obtain regulatory approval for IAG or another product candidate. Given economic and market conditions and timing of regulatory approval, we expect that our expenses could increase, particularly if and when we decide to:

•
Advance clinical development of IAG and our platform technology by continuing to enroll patients in our ongoing Phase III TIGeR-PaC clinical trial, expand our post marketing RR5 Study, and advance IAG through other preclinical and clinical pipeline indication opportunities beyond LAPC;
•
Make investments as necessary to expand our commercial sales operation for RenovoCath (including expenses related to salaries, bonuses and equity compensation);
•
Hire additional personnel as necessary beyond sales and marketing;
•
Pursue collaborations, licensing arrangements or other strategic or commercial activities relating to our product candidates or technology;
•
Maintain, expand, enforce, defend, and protect our intellectual property portfolio; and
•
Expand our operational, financial and management systems.

In addition to the variables described above, if and when IAG or any of our product candidates successfully complete development and FDA approval, we will incur substantial additional costs associated with establishing a distribution infrastructure and incur other expense needed to commercialize IAG as its own product, which will be in addition to the costs incurred and to be incurred in commercializing RenovoCath as a standalone device. We cannot reasonably estimate these costs at this time as we will not even achieve final results from our Phase III TIGeR-PaC clinical trial for IAG until 2027.

Due to our recurring operating losses and the expectation that we will continue to incur net losses in the future, even after taking into account the $10.0 million in gross proceeds we received from our recent March 2026 private placement (the “March 2026 Private Placement”), we will likely be required to raise additional capital to complete the development of IAG (or any other product candidates) and expand commercialization of RenovoCath. We have historically financed our operations primarily through private and public sales of our equity (including warrants to purchase common stock). To raise additional capital, we may seek to sell additional equity and/or debt securities, obtain a credit facility or other loan or enter into collaborations, licenses or other similar arrangements, which we may not be able to do on favorable terms, or at all.

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

Our financial statements as of December 31, 2025 have been prepared on a going concern basis and do not include any adjustments that may result from the outcome of this uncertainty. Based on our operating plans, we expect that our current cash and cash equivalents as of the date of this Report (after taking into account the March 2026 Private Placement) will be sufficient to fund our operating, investing and financing cash flow needs for at least the next 12 months from the date of issuance of the report, assuming our programs advance as currently contemplated.

However, until such time, if ever, as we can generate substantial product revenue and generate positive cash flows, there is a risk that we may need to again finance our cash needs through private or public equity financings, debt financings and collaborations, licenses or other similar arrangements. We currently have no credit facility or committed sources of capital other than our “at-the-market” offering program through Jones Trading as sales agent (however, pursuant to the terms of the March 2026 Private Placement, we are prohibited from using such offering program 275 days from the effectiveness of the registration statement registering the securities issued in the March 2026 Private Placement). To the extent that we raise additional capital through the future sale of equity or debt, the ownership interests of our stockholders will be diluted and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds through the issuance of debt securities, these securities could contain covenants that would restrict our operations. We may require additional capital beyond our currently anticipated amounts and additional capital may not be available on reasonable terms, or at all. If we raise additional funds through collaboration arrangements or other strategic transactions in the future, we may have to relinquish valuable rights to our technologies or future revenue streams or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through private or public equity financings or debt financings when needed, we may be required to delay, limit, reduce or terminate development or future commercialization efforts, and we may be unable to continue as a going concern. If we are unable to continue as a going concern, we might have to liquidate our assets and the value we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements, and our shareholders may lose their entire investment in our common stock.

Further, on December 31, 2025, we received a letter from the Listing Qualifications Staff of the Nasdaq Stock Market, LLC (“Nasdaq”) indicating that we are not in compliance with the requirement to maintain a minimum bid price of $1.00 per share required for continued listing on Nasdaq. We have until the end of June 2026 to regain compliance with this requirement, which may be extended for 180 days. We may be required to effectuate a reverse stock split to regain compliance with the minimum bid price requirement, although this is not our desired course of action. If we do not regain compliance and continue to not meet such requirement or any other continued listing requirements of Nasdaq, our common stock may be delisted, which could affect the market price and liquidity for our common stock and reduce our ability to raise additional capital and otherwise properly function as a public company.

Components of Our Results of Operations

Revenue

In the fourth quarter of 2024, we began to derive revenue through the sale of our RenovoCath device on a standalone basis directly to end users (i.e., hospitals and cancer treatment centers), and revenue generation from such activity continued for the entire year ended December 31, 2025. We consider customer purchase orders, which in some cases are governed by master sales agreements or standard terms and conditions, to be the contracts with a customer. Our contracts with customers typically contain a single performance obligation, which is the delivery of the RenovoCath device. We recognize revenue from sales of products at the point in time that the customer obtains control, which is typically based upon the terms of delivery. In determining the transaction price, we evaluate whether the price is subject to refund or adjustment to determine the net consideration to which it expects to be entitled. The only type of variable consideration we offer is limited return rights relating primarily to product damage or defects identified upon receipt, and therefore we expect minimal returns. Returns are estimated taking into consideration several factors including these limited product return rights, historical return activity, and other relevant factors. We have not experienced any product returns to date, and accordingly no allowance for returns was recorded for the year ended December 31, 2025.

Cost of Revenue

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

Operating Expenses

Research and Development

Research and development expenses consist of costs related to the research and development of our TAMP technology and our ongoing clinical trial. Clinical trial costs are a significant component of research and development expenses and include costs associated with third-party contractors and consultants. We outsource a substantial portion of our clinical trial activities, having utilized the services of third-party clinical trial sites and contract research organizations to assist us with the execution of our clinical trials. In addition, we have FDA 510(k) clearance for the RenovoCath delivery device, which comprises part of our IAG product candidate. Accordingly, we are able to charge our clinical trial sites for the RenovoCath delivery device. To date, payments from clinical trial sites in consideration for RenovoCath delivery devices have been adequate to cover our direct manufacturing costs. Any payments we receive from clinical trial sites as consideration for use of RenovoCath delivery devices offset our research and development expenses. We expect our research and development expenses to increase for the foreseeable future as we continue the development of our product candidates and enroll subjects in our ongoing Phase III clinical trial, initiate other new clinical trials, post marketing RR5 study, and pursue regulatory approval of our product candidates. It is difficult to predict with any certainty the duration and costs of completing our current or future clinical trials of our product candidates or if, when or to what extent we will achieve regulatory approval and generate revenue from the commercialization and sale of our product candidates. The duration, costs and timing of clinical trials and other development of our product candidates will depend on a variety of factors, including uncertainties in clinical trial enrollment, timing and extent of future clinical trials, development of new product candidates and significant and changing government regulation. We may never succeed in achieving regulatory approval for any of our product candidates.

Our research and development expenses include:

•
expenses incurred under agreements with clinical trial sites, contract research organizations, and consultants that are involved in conducting our clinical trials;
•
costs of acquiring and developing clinical trial materials;
•
personnel costs, including salaries, benefits, bonuses, and stock-based compensation for employees engaged in preclinical and clinical research and development;
•
costs related to compliance with regulatory requirements;
•
third-party vendor costs related to manufacturing materials and testing to develop the next generation of our delivery device, RenovoCath, including additional non-recurring engineering costs;
•
costs related to preclinical studies and pilot testing;
•
travel expenses; and
•
allocated selling, general and administrative expenses which includes facilities and other indirect administrative expenses including employee-related overhead expenses as salaries, stock-based compensation and travel to support research and development activities.

Research and development costs are expensed as incurred. Costs for certain development activities, such as clinical trials and animal studies, are recognized based on evaluation of progress to completion of specific tasks using data such as subject enrollment, clinical site activations or information provided to us by third party vendors.

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

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability represents the gain or loss reported from the change in the fair value of the common stock warrant liability for warrants issued under the registered direct offering. On April 3, 2023, we completed a registered direct offering financing issuing common shares and common stock warrants. The fair value of the common stock warrant per share was $0.31 and $0.78 on December 31, 2025 and 2024, respectively. The decrease in the fair value was primarily due to the decrease in our stock price combined with a shorter number of years remaining to the warrant expiration date,

Income Tax Expense

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

Results of Operations

Comparison of the Years Ended December 31, 2025 and 2024

The following table summarizes the significant components of our results of operations for the periods presented (in thousands, except percentages):

	Years Ended December 31,		Increase / (Decrease)
	2025	2024	$	%
Revenues	$1,123	$43	$1,080	2512%
Cost of revenues	327	-	327	100%
Gross profit	796	43	753	1751%
Operating expenses:
Research and development	$6,269	6,025	244	4%
Selling, general and administrative	7,037	4,988	2,049	41%
Total operating expenses	13,306	11,013	2,293	21%
Loss from operations	(12,510)	(10,970)	(1,540)	14%
Other income, net
Change in fair value of common stock warrant liability	915	1,772	(857)	(48%)
Interest income, net	427	384	43	11%
Total other income, net	1,342	2,156	(814)	(38%)
Net loss	$(11,168)	$(8,814)	$(2,354)	27%

Revenue

We recognized approximately $1.1 million of revenue from sales of RenovoCath for the year ended December 31, 2025, compared to $43,000 for the same period in 2024. Fiscal year 2025 marked our first full year of revenue generation from RenovoCath sales. Our commercialization efforts were new to our operations in 2025 and were handled by limited staff, with limited number of patients impacted revenue at this stage. We expect to grow revenue from RenovoCath over time as we expand our commercial efforts on the number of customers and patients.

Cost of Revenue

Cost of revenue was approximately $0.3 million for the year ended December 31, 2025, compared to no cost of revenue for the same period in 2024. Cost of revenue consists of costs associated with the sales of RenovoCath devices primarily from Medical Murray, our third-party manufacturer. The cost of revenue for our TIGeR-PaC clinical trial study is expensed as research and development expense and was approximately $166,000 and $25,000 for the year ended December 31, 2025 and 2024, respectively. The cost for devices not associated with the TIGeR-PaC study represents the total costs to manufacture the device based on time and materials to produce the devices from Medical Murray including costs for devices under the commercial supply agreement.

Research and Development

The following table summarizes our research and development expenses (in thousands):

	Years Ended December 31,		Increase / (Decrease)
	2025	2024	$
Manufacturing and other research and development	$1,979	$1,821	$158
Clinical development	2,911	2,689	222
Personnel	1,499	1,388	111
Regulatory	224	245	(21)
Clinical site payments for RenovoCath devices	(344)	(118)	(226)
Total research and development	$6,269	$6,025	$244

Research and development expenses were approximately $6.3 million for the year ended December 31, 2025 compared to approximately $6.0 million for the year ended December 31, 2024, an increase of approximately $0.3 million. The period-over-period increase in research and development expenses is primarily driven by an increase in non-recurring engineering costs for the development of the next generation of our RenovoCath delivery system of $0.5 million and other research and development costs, primarily animal studies, of $0.1 million. This increase was offset by a decrease in selling, general and administrative expenses allocated to research and development of approximately $0.4 million. Clinical development increased $0.2 million from the same period in 2024 due to costs associated with our ongoing Phase III clinical trial study TIGeR-PaC and costs for our RR5 Registry study. Personnel expenses for employees and benefits increased by $0.1 million, which is primarily due to an increase in the number of employees. Regulatory expenses remained relatively unchanged from the same period last year. Cash payments made for use of RenovoCath delivery devices used in our Phase III clinical trial increase $0.2 million compared to the previous year. Payments received from clinical trial sites for the devices have been adequate to cover our direct costs of manufacturing the RenovoCath delivery devices and to offset research and development expenses. We anticipate research and development expenses to increase next year as we advance our clinical development of IAG and develop our next generation of RenovoCath device.

Selling, General and Administrative Expenses

The following table summarizes our selling, general and administrative expenses (in thousands):

	Years Ended December 31,		Increase / (Decrease)
	2025	2024	$
Professional services and other	$3,210	$1,922	$1,288
Personnel	3,270	2,691	579
Legal fees	558	375	183
Total selling, general and administrative	$7,038	$4,988	$2,050

Selling, general and administrative expenses were approximately $7.0 million for the year ended December 31, 2025 compared to approximately $5.0 million for the year ended December 31, 2024, an increase of approximately $2.1 million. The period-over-period increase in selling, general and administrative expenses was primarily attributable to an increase in professional services and other of $1.3 million, comprising of $0.2 million in consulting services adopting policies and controls to remediate the material weakness; including increases in audit services in relation to registration statements and other professional expenses of $0.4 million; investor and public relations of $0.1 million; travel related expenses of $0.2 million; office and other expenses of $0.2 million; a decrease of $0.4 million in the allocation of selling, general and administrative expenses to research and development, offset by a decrease in directors and officers insurance of $0.2 million. Personnel expenses for employees and benefits increased by $0.6 million due to an increase in employee head count. Legal fees increased by $0.2 million for the year ended December 31, 2025 compared to the previous year. We anticipate selling, general and administrative expenses to increase next year as we progress with our commercialization activities for our RenovoCath delivery system, due primarily to increased hiring of sales and marketing personnel which is expected to continue.

Interest Income, Net (in thousands)

	Years Ended December 31,		Increase / (Decrease)
	2025	2024	$
Interest income (expense), net	$427	$384	$43

Interest income was approximately $0.4 million for the years ended December 31, 2025 and 2024. Interest income represents income earned on excess operating cash invested in short-term U.S. Treasury bills.

Change in Fair Value of Common Stock Warrant Liability (in thousands)

	Years Ended December 31,		Increase / (Decrease)
	2025	2024	$
Change in fair value of common stock warrant liability	$915	$1,772	$(857)

The change in fair value of common stock warrant liability was approximately $0.9 million and $1.8 million for the years ended December 31, 2025 and 2024, respectively. The decrease in the fair value was primarily due to the decrease in our stock price combined with a shorter number of years remaining to the warrant expiration date.

Liquidity and Capital Resources

From our inception through December 31, 2025, we had raised an aggregate of $71.4 million, primarily from private placements of convertible preferred stock, convertible debt securities, the issuance of securities in public and private placement offerings and the exercise of common stock warrants and common stock options. After deducting underwriting discounts and commissions, placement agent fees and other offering expenses, our net proceeds from these offerings were $64.3 million. As of December 31, 2025, the Company had cash and cash equivalents of $7.0 million (although we raised an additional $10.0 million in gross proceeds through the March 2026 Private Placement).

We have incurred significant losses and negative cash flows from operations since our inception. For the year ended December 31, 2025, we recorded a net loss of $11.2 million and an accumulated deficit of $61.4 million. Depending on our commercialization efforts with RenovoCath, we do not expect to generate positive cash flows from operations in the foreseeable future. We also expect to incur losses from our clinical activities until regulatory approval is granted for its first product candidate, IAG. Regulatory approval is not guaranteed and may never be obtained. We may also pursue other revenue-generating strategies such as licensing or collaboration agreements or marketing its proprietary catheter device on a standalone basis. No assurances can be made that we will pursue these strategies, and even if it does, there is a risk that we will be unable to generate revenue from such activities.

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

On November 14, 2025, we filed a shelf registration statement on Form S-3 that provides for the aggregate offerings of up to $50.0 million of our securities subject to various limitations, including limited sales in any twelve-month period while the Company is subject to the “baby-shelf” rules.

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

On April 11, 2024, we completed another private placement offering to 172 accredited investors, issuing common stock, pre-funded warrants, Series A warrants, and Series B warrants. The aggregate gross proceeds from this offering were $11.1 million, and the net offering proceeds were $9.6 million after deducting placement agent fees of $1.3 million and other professional expenses of $0.2 million. In conjunction with the issuance of 6,960,864 shares of common stock, we bundled the offering with: (i) a pre-funded warrant exercisable for 951,500 shares of common stock at an exercise price of $0.0001 per share, with an unlimited term and immediate exercisability upon issuance, subject to specific beneficial ownership limitations; (ii) Series A warrants exercisable for 7,912,364 shares of common stock at $1.22 per share, valid for 5 years and immediately exercisable subject to customary adjustments and beneficial ownership limitations; and (iii) Series B warrants exercisable for 3,956,182 shares of common stock at $1.22 per share, valid for 2 years and immediately exercisable subject to customary adjustments and beneficial ownership limitations. We have the right to call the Series B warrants under certain conditions. Additionally, as compensation to the placement agent, we issued warrants on the same date to purchase up to an aggregate of 701,243 shares of common stock (the “April 2024 PA Warrants”) at $1.69 per share over a 5-year term, with provisions for cashless exercise if the shares are unregistered or no current prospectus is available for resale. The April 2024 PA Warrants become exercisable on October 11, 2024, subject to specific beneficial ownership limitations and customary adjustments.

On February 10, 2025, we completed an underwriting offering to investors pursuant to our shelf registration while subject to the baby-shelf rules. The aggregate gross proceeds from the offering were $12.1 million after deducting underwriter's fees and other professional expenses of $1.3 million. In connection with the offering, we sold to investors and aggregate of 11,523,810 shares of common stock and we issued 576,191 common warrants, as partial compensation for the underwriter's services, expiring five years from the closing date.

On March 20, 2026, we closed on a private placement offering to 15 accredited investors and 5 insider investors and issued 8,438,790 shares of common stock, 2,200,00 pre-funded warrants, and 5,319,392 revenue milestone warrants, representing 50% warrant coverage. The revenue milestone warrants have an exercise price equal to two times (2x) the purchase price paid for the shares of common stock in the offer, and they expire on the earlier of: (i) 30 days of our reporting $1.5 million in gross product sales in any fiscal quarter and (ii) January 30, 2029. We raised an aggregate gross proceeds of $10.0 million in this financing, before deducting placement agent fees and other legal and professional fees of approximately $0.7 million.

As of the date of this Report, we believe that we have sufficient cash resources, including our private placement closing in March 2026 described above, to allow us to fund our operating, investing and financing cash flow needs through at least the next 12 months. The accompanying audited financial statements have been prepared assuming that we will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The accompanying audited financial statements do not reflect any adjustments relating to the recoverability and reclassification of assets and liabilities that might be necessary if we are unable to continue as a going concern.

We have and believe we will continue to be able to raise additional capital through debt financing, private or public equity financings, license agreements, collaborative agreements or other arrangements with other companies, or other sources of financing. However, there can be no assurances that such financing will be available if and when needed, or will be at terms acceptable to us, or at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our clinical trials or other operations. If any of these events occur, our ability to achieve our operational goals would be adversely affected. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described in the section of this Report titled “Risk Factors.” Depending on the severity and direct impact of these factors on us, we may be unable to secure additional financing to meet our operating requirements on commercially acceptable terms favorable to us, or at all.

Sources of Liquidity

Since our inception, we have been primarily a clinical stage company on IAG, our clinical development stage lead product candidate, a novel drug-device combination product for the treatment of LAPC. In 2024, we made the decision to launch an effort to commercialize our RenovoCath device as a standalone product within its FDA-cleared fields of use and upon our initial commercialization launch of RenovoCath, we generated revenue in the fourth quarter of 2024. Our goal is to grow revenues from our RenovoCath commercialization efforts in 2026. However, we have incurred significant operating losses and negative cash flows from operations and we anticipate that we will continue to incur net losses until our RenovoCath commercial efforts generate meaningful revenues, of which no assurances can be given.

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

The following table summarizes our cash flows for the periods indicated (in thousands):

	2025	2024
Net cash (used in) provided by:
Operating activities	$(10,973)	$(9,125)
Investing activities	(2)	(12)
Financing activities	10,845	15,118
Increase (decrease) in cash and cash equivalents	$(130)	$5,981

Operating Activities

Net cash used in operating activities was $11.0 million for the year ended December 31, 2025, which was primarily attributable to our net loss of $11.2 million and non-cash charges of $0.4 million, adjusted for net changes in operating assets and liabilities of $0.2 million. Noncash charges included primarily stock-based compensation expense, gain on the fair value of common stock warrants and lease expense. Net cash used in operating activities for the year ended December 31, 2024 reflected a net loss of $8.8 million and noncash charges of $0.6 million, adjusted for net changes in operating assets and liabilities of $0.3 million. Noncash charges included primarily stock-based compensation expense, and a gain on the fair value of common stock warrants.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2025 was 2,000 compared to $12,000 consisting of purchase of property and equipment for the year ended December 31, 2024.

Financing Activities

Net cash provided by financing for the year ended December 31, 2025 was $10.8 million, consisting primarily of gross proceeds of approximately $12.1 from investors pursuant to our shelf registration less issuance costs of $1.3 million. Net cash provided by financing in the year ended December 31, 2024 was $15.1 million, consisting primarily of the two private placements for net proceeds of approximately $15.0 million and proceeds from exercise of stock options and common stock warrants of $0.1 million.

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

Commercial Supply Agreement

We entered into a Supply Agreement with Medical Murray, Inc., our primary third-party RenovoCath manufacturer, with an effective date of June 5, 2025. Under the supply agreement, we agreed to purchase certain minimum order quantities of our RenovoCath device, based on issued purchase orders modified for limited cancellations or delays as provided in the supply agreement. Beginning with the quarter ended September 30, 2025, we recognized the release of RenovoCath devices from Medical Murray as finished goods and records as inventory.

The supply agreement has an initial three-year term, with an automatic one-year renewal unless either party provides written notice of termination at least 30 days prior to the expiration date. The supply agreement may be terminated by either party in the event of a force majeure, bankruptcy or insolvency of the other party, and uncured material breach. We may terminate the supply agreement if RenovoCath is withdrawn or suspended by a government authority. In addition, either party may terminate for convenience with one-year written notice. In the event of early termination, we are obligated to pay the shortfall commitment as of the date of termination.

As of December 31, 2025, the value of outstanding non-cancellable purchase commitments associated with the supply agreement is approximately $0.7 million. Approximately $0.2 million in payments were made under the supply agreement during the fiscal year ended December 31, 2025.

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

•
we may present only two years of audited financial statements, plus unaudited condensed financial statements for any interim period, and related Management’s Discussion and Analysis of Financial Condition and Results of Operations;

•
we may avail ourselves of the exemption from the requirement to obtain an attestation and report from our auditors on the assessment of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act;
•
we may provide reduced disclosure about our executive compensation arrangements; and
•
we do not require stockholder non-binding advisory votes on executive compensation or golden parachute arrangements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Management's Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the year ended December 31, 2025.

Based on our management’s evaluation (with the participation of our principal executive officer and our principal financial officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act and the material weaknesses previously identified and further discussed below, our Chief Executive Officer and Chief

Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable level of assurance as of December 31, 2025.

(b) Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control framework and processes were designed to provide reasonable assurance to management and the Board of Directors that our financial reporting is reliable and that our financial statements for external purposes have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP").

Our management recognizes its responsibility for fostering a strong ethical climate so that our affairs are conducted according to the highest standards of personal and corporate conduct.

Our internal control over financial reporting includes policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our business transactions; (ii) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and (iii) provide reasonable assurance that the unauthorized acquisition, use, or disposition of our assets will be prevented or detected in a timely manner.

Remediation of Material Weakness

During the fiscal year 2025, material weaknesses was identified related to (i) inadequate formal accounting policies for complex and non-routine transactions; (ii) inexperienced finance and accounting personnel with appropriate U.S. GAAP technical expertise; (iii) deficiencies in the financial statement close process around the absence of a formalized and timely review and approval, inadequate segregation of duties driven by the small size of the finance and accounting team; and (iv) ineffective information technology general controls (“ITGC”) over user access.

To remediate these material weaknesses, management engaged a national consulting firm and implemented the following measures to strengthen the control environment, enhance the financial statement close process, and improve the overall design and operating effectiveness of internal controls:

•
Implemented formal, written accounting policies and procedures for complex and non-routine transactions and established standardized review and approval workflows for such transactions.
•
Increased finance and accounting staffing with personnel processing relevant U.S. GAAP and SEC reporting experience to enhance technical accounting capabilities.
•
Implemented a structured financial close calendar with defined responsibilities and deadlines, along with documented review procedures and sign-off over key financial reporting areas.
•
Reorganized finance roles and workflows to improve segregation of duties, supplemented by secondary reviews and higher-level management oversight, and began deploying automation tools and templates (FloQast) to support reconciliations and close activities.
•
Established role-based access within financial systems, formalized review and approval requirements for non-standard and manual journal entries, and instituted periodic reviews of user access and system rights.
•
Centralized IT user access management processes, implemented periodic independent user access reviews, and documented access changes and related review procedures to provide an audit trail over ITGC user access controls.

Management has completed the implementation of these remedial measures and, based on testing of the design and operating effectiveness of the remediated controls, concluded that the previously identified material weaknesses were remediated as of December 31, 2025.

We maintain a dynamic system of internal controls and processes--including internal control over financial reporting--designed to ensure reliable financial recordkeeping, transparent financial reporting and protection of physical and intellectual property.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

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

(c) Changes in Internal Control over Financial Reporting

Other than the changes as noted above, there were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We incorporate herein by reference the relevant information concerning directors, executive officers and corporate governance to be included in our definitive proxy statement for the 2026 annual meeting of stockholders (the “2026 Proxy Statement”) under the caption “Board of Directors, Management and Corporate Governance.”

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

ITEM 11. EXECUTIVE COMPENSATION

We incorporate herein by reference the relevant information concerning executive compensation to be included in the 2026 Proxy Statement under the captions “Executive Compensation,” and “Director Compensation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We incorporate herein by reference the relevant information concerning security ownership of certain beneficial owners and management to be included in the 2026 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and “Equity Compensation Plan Information.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We incorporate herein by reference the relevant information concerning certain other relationships and related transactions to be included in the 2026 Proxy Statement under the captions “Corporate Governance” and “Certain Relationships and Related Party Transactions.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

We incorporate herein by reference the relevant information concerning principal accountant fees and services to be included in the 2026 Proxy Statement under the caption “Principal Accountant Fees and Services.”

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

ITEM 16. FORM 10-K SUMMARY

None.

RENOVORX, INC.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Sixth Amended and Restated Certificate of Incorporation of RenovoRx, Inc.	8-K	001-40738	3.1	August 31, 2021

3.2	Amended and Restated Bylaws of RenovoRx, Inc.	8-K	001-40738	3.1	September 11, 2023

4.1	Form of Private Common Stock Warrant (related to the 2020 Convertible Notes and 2021 Convertible Notes)	10-Q	001-40738	4.1	November 15, 2021

4.2	Form of Underwriter’s Warrant	S-1	333-258071	4.1	August 25, 2021

4.3	Form of Warrant Agent Agreement (including the terms of the Warrants)	S-1	333-258071	4.2	August 25, 2021

4.4	Specimen Stock Certificate evidencing the Shares of Common Stock	S-1	333-258071	4.4	August 25, 2021

4.5	Form of Warrant Certificate	S-1	333-258071	4.5	August 25, 2021

4.6	Form of Pre-Funded Common Stock Purchase Warrant	8-K	001-40738	4.1	April 3, 2023

4.7	Form of Common Stock Purchase Warrant	8-K	001-40738	4.2	April 3, 2023

4.8	Form of Warrant to Purchase Common Stock Issued in January 2024 Private Placement	8-K	001-40738	10.3	January 29, 2024

4.9	Form of Placement Agent Warrant Issued in January 2024 Private Placement	8-K	001-40738	10.5	January 29, 2024

4.10	Form of Pre-Funded Common Stock Purchase Warrant issued in April 2024 Private Placement	8-K	001-40738	10.2	April 15, 2024

4.11	Form of Series A Warrant to Purchase Common Stock issued in April 2024 Private Placement	8-K	001-40738	10.3	April 15, 2024

4.12	Form of Series B Warrant to Purchase Common Stock issued in April 2024 Private Placement	8-K	001-40738	10.4	April 15, 2024

4.13	Form of Placement Agent Warrant to Purchase Common Stock issued in April 2024 Private Placement	8-K	001-40738	10.5	April 15, 2024

4.14	Common Stock Purchase Warrant Issued to Medical Murray, Inc., dated September 25, 2024	10-Q	001-40738	4.14	November 13, 2024

4.15	Form of Underwriter Warrant issued in February 2025 Public Offering	8-K	001-40738	4.1	February 10, 2025

4.16	Description of Securities	10-K	001-40738	4.6	March 30, 2022

4.17	Form of Pre-Funded Warrant Issued to Investors in the March 2026 Private Placement	8-K	001-40738	4.1	March 23, 2026

4.18	Form of Milestone Warrant Issued to Investors in the March 2026 Private Placement.	8-K	001-40738	4.2	March 23, 2026

10.1	Amended and Restated Investor Rights Agreement, dated as of April 18, 2018	10-Q	001-40738	10.1	November 15, 2021

10.2†	Amended and Restated 2021 Omnibus Equity Incentive Plan and Forms of Stock Option Grant Notice and Option Agreement	10-Q	001-40738	10.1	August 14, 2025

10.3†	Amended and Restated Outside Director Compensation Policy	10-K	001-40738	10.3	April 1, 2024

10.4†	Confirmatory Offer Letter, by and between RenovoRx, Inc. and Shaun Bagai, dated November 11, 2021	10-Q	001-40738	10.4	November 15, 2021

10.5†	Consulting Agreement, by and between RenovoRx, Inc. and Ramtin Agah, M.D., dated January 1, 2018	10-Q	001-40738	10.5	November 15, 2021

10.6†	Amendment to Consulting Agreement, by and between RenovoRx, Inc. and Ramtin Agah, M.D., dated November 11, 2021	10-Q	001-40738	10.6	November 15, 2021

10.7†	Amendment to Consulting Agreement, by and between RenovoRx, Inc. and Ramtin Agah, M.D., dated January 25, 2022	10-K	001-40738	10.7	March 30, 2022

10.8†	Amended and Restated Change in Control and Severance Agreement, by and between RenovoRx, Inc. and Shaun Bagai, dated November 10, 2025	10-Q	001-40738	10.1	November 13, 2025

10.9†	Amended and Restated Change in Control and Severance Agreement, by and between RenovoRx, Inc. and Ramtin Agah, dated November 10, 2025	10-Q	001-40738	10.2	November 13, 2025

10.10†	Key Service Provider Incentive Compensation Plan	10-Q	001-40738	10.9	November 15, 2021

10.11†	Form of Indemnification Agreement	S-1	333-258071	10.7	August 25, 2021

10.12+	Supply Agreement, dated June 5, 2025, between RenovoRx, Inc. and Medical Murray, Inc.	10-Q	001-40738	10.2	August 14, 2025

10.13†	Amended and Restated Change in Control and Severance Agreement, by and between RenovoRx, Inc. and Ronald Kocak, dated November 10, 2025	10-Q	001-40738	10.3	November 13, 2025

10.14†	Amended and Restated Change in Control and Severance Agreement, by and between RenovoRx, Inc. and Leesa Gentry, dated November 10, 2025	10-Q	001-40738	10.4	November 13, 2025

10.15†#	Consulting Agreement, dated February 4, 2026, by and between RenovoRx, Inc. and Mark Voll	8-K	001-40738	10.1	February 6, 2026

10.16†	Form of Placement Agency Agreement by and between RenovoRx, Inc. and Roth Capital Partners, LLC, dated March 30, 2023	8-K	001-40738	10.1	April 3, 2023

10.17†	Form of Securities Purchase Agreement	8-K	001-40738	10.2	April 3, 2023

10.18	Subscription Agreement, by and between RenovoRx, Inc. and the investors thereto	8-K	001-40738	10.1	January 29, 2024

10.19	Offering Extension, dated January 12, 2024	8-K	001-40738	10.2	January 29, 2024

10.20	Placement Agent Agreement, by and between RenovoRx, Inc. and Paulson Investment Company, LLC, dated November 14, 2023	8-K	001-40738	10.4	January 29, 2024

10.21	Amended and Restated Offer Letter, by and between RenovoRx, Inc. and Ronald B. Kocak	8-K	001-40738	10.1	February 9, 2024

10.22	Amended and Restated Offer Letter, by and between RenovoRx, Inc. and Leesa Gentry	8-K	001-40738	10.1	March 14, 2024

10.23	Form of Subscription Agreement (April 2024 Private Placement)	8-K	001-40738	10.1	April 15, 2024

10.24†	Form of Securities Purchase Agreement in the March 2026 Private Placement	8-K	001-40738	10.1	March 23, 2026

10.25†	Agah Offer Letter, dated March 24, 2026 and effective February 27, 2026, by and between RenovoRx, Inc. and Ramtin Agah	8-K	001-40738	10.1	March 27, 2026

19.1	Insider Trading Policy	10-K	001-40738	19.1	April 1, 2024

23.1	Consent of Frank, Rimerman + Co. LLP	Filed herewith

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).	Filed herewith

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).	Filed herewith

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.	Furnished herewith

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.	Furnished herewith

97.1	Policy Related to Recovery of Erroneously Awarded Compensation, adopted September 7, 2023	10-K	001-40738	97.1	April 1, 2024

101.INS	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents	Filed herewith

104	Cover Page formatted as Inline XBRL and contained in Exhibit 101	Filed herewith

† Indicates management contract or compensatory plan or arrangement

+ Confidential portions of this Exhibit were redacted pursuant to Item 601(b)(2) of Regulation S-K and RenovoRx, Inc. agrees to furnish supplementally to the Securities and Exchange Commission a copy of any redacted information or omitted schedule and/or exhibit upon request.

# Certain information has been omitted from this exhibit pursuant to Item 601(a)(6) or Item 601(b)(10)(iv) of Regulation S-K.

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

RENOVORX, INC.

Date: March 30, 2026	/s/ Shaun R. Bagai
Shaun R. Bagai
Chief Executive Officer

Date: March 30, 2026	/s/ Mark Voll
Mark Voll
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Shaun R. Bagai	Chief Executive Officer, Director	March 30, 2026
Shaun R. Bagai	(Principal Executive Officer)

/s/ Mark Voll	Chief Financial Officer	March 30, 2026
Mark Voll	(Principal Financial and Accounting Officer)

/s/ Ramtin Agah	Executive Chairman and Chief Medical Officer	March 30, 2026
Ramtin Agah, M.D.

/s/ Laurence J. Marton	Director	March 30, 2026
Laurence J. Marton, M.D.

/s/ Una S. Ryan	Director	March 30, 2026
Una S. Ryan, O.B.E., Ph.D., D.Sc.

/s/ Kirsten Angela Macfarlane	Director	March 30, 2026
Kirsten Angela Macfarlane

/s/ Robert J. Spiegel	Director	March 30, 2026
Robert J. Spiegel, M.D., FACP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of RenovoRx, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of RenovoRx, Inc. (the “Company”) as of December 31, 2025 and 2024, and the related statements of operations, convertible preferred stock and stockholders’ equity, and cash flows, for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of RenovoRx, Inc. as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

San Francisco, California

March 30, 2026

RenovoRx, Inc.

Balance Sheets

(in thousands, except share and per share amounts)

	December 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$7,024	$7,154
Accounts receivable	139	43
Prepaid expenses	324	328
Inventory	189	-
Other current assets	217	303
Total current assets	7,893	7,828
Operating lease right-of-use asset	190	278
Property and equipment, net	12	12
Total assets	$8,095	$8,118
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$799	$586
Accrued expenses and other current liabilities	1,163	1,323
Total current liabilities	1,962	1,909
Common stock warrant liability	604	1,519
Operating lease liability, net of current portion	107	212
Total liabilities	2,673	3,640
Commitments and contingencies
Stockholders' equity:
Convertible preferred stock, $0.0001 par value; 15,000,000 shares authorized as of December 31, 2025 and 2024, respectively; zero shares issued and outstanding at December 31, 2025 and 2024, respectively	-	-
Common stock, $0.0001 par value; 250,000,000 shares authorized at December 31, 2025 and 2024, respectively; 36,613,916 and 24,034,672 shares issued and outstanding at December 31, 2025 and 2024, respectively	4	2
Additional paid-in capital	66,805	54,695
Accumulated deficit	(61,387)	(50,219)
Total stockholders’ equity	5,422	4,478
Total liabilities and stockholders’ equity	$8,095	$8,118

The accompanying notes are an integral part of these financial statements.

RenovoRx, Inc.

Statements of Operations

(in thousands, except share and per share amounts)

	Year Ended
	December 31,
	2025	2024
Revenue	$1,123	$43
Cost of Revenue	327	-
Gross profit	796	43
Operating expenses:
Research and development	6,269	6,025
Selling, general and administrative	7,037	4,988
Total operating expenses	13,306	11,013
Loss from operations	(12,510)	(10,970)
Other income, net
Change in fair value of warrant liability	915	1,772
Interest income, net	427	384
Total other income, net	1,342	2,156
Net loss	$(11,168)	$(8,814)
Net loss per share - basic and diluted	$(0.32)	$(0.40)
Weighted average shares of common stock - basic and diluted	35,333,127	22,271,163

The accompanying notes are an integral part of these financial statements.

RenovoRx, Inc.

Statements of Convertible Preferred Stock and Stockholders’ Equity

(in thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance—December 31, 2024	-	$-	24,034,672	$2	$54,695	$(50,219)	$4,478
Issuance of common stock upon equity financing, net of issuance cost	-	-	11,523,810	2	10,801	-	10,803
Issuance of common stock upon exercise of pre-funded common warrants	-	-	951,500	-	-	-	-
Issuance of common stock upon exercise of common warrants	-	-	25,252	-	25	-	25
Issuance of common stock upon exercise of stock options	-	-	39,650	-	17	-	17
Issuance of restricted stock awards, net	-	-	39,032	-	-	-	-
Stock-based compensation expense	-	-	-	-	1,267	-	1,267
Net loss	-	-	-	-	-	(11,168)	(11,168)
Balance—December 31, 2025	-	-	36,613,916	$4	$66,805	$(61,387)	$5,422

Balance—December 31, 2023	-	$-	10,693,580	$1	$38,404	$(41,405)	$(3,000)
Issuance of common stock upon exercise of stock options	-	-	93,481	-	69	-	69
Issuance of common stock upon the private placement offering	-	-	13,094,278	1	15,015	-	15,016
Issuance of common stock upon exercise of common warrants	-	-	33,333	-	33	-	33
Issuance of restricted stock awards	-	-	120,000	-	-	-	-
Stock-based compensation expense	-	-	-	-	1,174	-	1,174
Net loss	-	-	-	-	-	(8,814)	(8,814)
Balance—December 31, 2024	-	-	24,034,672	$2	$54,695	$(50,219)	$4,478

The accompanying notes are an integral part of these financial statements.

RenovoRx, Inc.

Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(11,168)	$(8,814)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,267	1,174
Non-cash lease expense	88	7
Change in fair value of common stock warrants classified as a liability	(915)	(1,772)
Depreciation	2	-
Changes in operating assets and liabilities:
Accounts receivable	(96)	-
Inventory	(189)	-
Prepaid expenses	90	(160)
Other current assets	-	(221)
Accounts payable	213	25
Accrued expenses	(265)	636
Net cash used in operating activities	(10,973)	(9,125)
Cash flows from investing activities:
Purchase of property and equipment	(2)	(12)
Net cash used in investing activities	(2)	(12)

Cash flows from financing activities:
Proceeds from common stock and pre-funded common stock warrants	12,102	17,248
Costs of issuance of common stock upon private placement	(1,299)	(2,232)
Proceeds from exercise of common stock warrants	25	33
Proceeds from exercise of stock options	17	69
Net cash provided by financing activities	10,845	15,118
Change in cash and cash equivalents	(130)	5,981
Cash and cash equivalents, beginning of period	7,154	1,173
Cash and cash equivalents, end of period	$7,024	$7,154
Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$1	$2
Cash paid for interest	$16	$21
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for lease obligations	$-	$285

The accompanying notes are an integral part of these financial statements.

RenovoRx, Inc.

Notes to Financial Statements

1. Business and Principal Activities

Description of Business

RenovoRx, Inc. (the “Company”) was incorporated in the state of Delaware in December 2012 and operates from its headquarters in Mountain View, California. The Company is a life sciences company developing innovative targeted oncology therapies and commercializing RenovoCath®, a novel, U.S. Food and Drug Administration (“FDA”)-cleared local drug-delivery device, targeting high unmet medical needs.

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

RenovoCath utilizes the patented Trans-Arterial Micro-Perfusion (“TAMP™”) therapy platform, which is designed to ensure targeted therapeutic delivery across the arterial wall near the tumor site to bathe the target tumor, while potentially minimizing a therapy’s toxicities versus systemic intravenous therapy, including chemotherapy. The Company’s novel approach to targeted treatment offers the potential for increased safety, tolerance, and improved efficacy. The Company holds a robust portfolio of 19 issued patents and 12 pending patents covering its TAMP technology.

Liquidity and Capital Resources

From the Company’s inception through December 31, 2025, it has raised an aggregate of $71.4 million from private placements of convertible preferred stock, convertible debt securities, the issuance of securities in the Company’s August 2021 initial public offering (the “IPO”), and the exercise of warrants and common stock options. As of December 31, 2025, the Company had cash and cash equivalents of $7.0 million.

The Company has incurred significant losses and negative cash flows from operations since its inception. For the year ended December 31, 2025, the Company reported a net loss of $11.2 million and an accumulated deficit of $61.4 million and does not expect to generate positive cash flows from operations in the foreseeable future. The Company expects to incur significant and increasing losses until regulatory approval is granted for its first product candidate, IAG. Regulatory approval is not guaranteed and may never be obtained. The Company believes it will be able to raise additional capital through debt financings, private or public equity financings, license agreements, collaborative agreements or other arrangements with other companies, or other sources of financing. There can be no assurance that such financing will be available or will be at terms acceptable to the Company. The inability to raise capital as and when needed would have a negative impact on the Company’s liquidity financial condition and its ability to pursue its business strategy. The Company will need to generate significant revenue to achieve profitability, and it may never do so.

On November 14, 2025, the Company has filed an a shelf registration statement on Form S-3 that provides for the aggregate offerings of up to $50.0 million of the Company’s securities subject to various limitations, including limited sales in any twelve-month period while the Company is subject to the “baby-shelf” rules.

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

Concentration of Risks

Financial Instruments

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

Supply

The Company relied, and expects to rely, on a small number of third-party manufacturers to manufacture and supply its RenovoCath devices and its product candidates for commercial customers and clinical trials. These activities could be adversely affected by a significant interruption in supply of these items.

Demand

For the year ended Decemer 31, 2025, three customers each accounted for 10% or more of the total revenues. Customer A, Customer B, and Customer C represented 22.9%, 22.0% and 20.7%, respectively.

Operating Segment

The Company operates and manages its business as one reportable and operating segment, which is the development of IAG via the RenovoCath delivery device both in clinical studies and commercially. The Company’s chief executive officer (“CEO”), who is the Chief Operating Decision Maker (“CODM”), reviews financial information on an aggregate basis for allocating resources and evaluating financial performance, see “Note 11. Segment Information” in Notes to Financial Statements.

Net Loss per Share

Basic net loss per common share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding during the period, without consideration of common stock equivalents. Diluted net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock and common stock equivalents of potentially dilutive securities outstanding for the period determined using the treasury stock and if-converted methods. Potentially dilutive common stock equivalents are comprised of convertible preferred stock, convertible notes, and warrants including options and restricted stock awards outstanding under the Company’s Equity Incentive Plan. For the years ended December 31, 2025 and 2024, there was no difference in the number of shares used to calculate basic and diluted shares outstanding as the inclusion of the potentially dilutive securities would be anti-dilutive.

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

February 2025 Offering

The Company evaluated the underwriter warrants issued in connection with the underwritten public offering in February 2025 (the "February 2025 Offering") in accordance with ASC Topic 480, Distinguishing Liabilities from Equity and ASC 815-40, Derivatives and Hedging – Contracts in Entity’s Own Entity and concluded that the underwriter warrants are freestanding financial instruments, meeting ASC Topic 480’s criteria for legal detachment and separate exercisability from the common stock. The underwriter warrants are classified as equity, not liabilities, as they do not embody obligations for cash settlement or issuance of variable shares. The initial recognition involves recording proceeds in Additional Paid-In Capital (“APIC”) with issuance costs as contra-equity. For diluted Earnings Per Share (“EPS”), the treasury stock method applies, as the underwriter warrants are dilutive but not participating securities before exercise, ensuring no impact on basic EPS until shares are issued.

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

Inventories

Inventories consist of RenovoCath devices which are finished goods held for sale manufactured under contract by the Company’s third-party RenovoCath manufacturer. Inventories are stated at the lower of cost or net realizable value, and are determined using the specific identification method. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The Company periodically reviews its inventory to identify obsolete, slow-moving, or otherwise unsalable inventories based on ongoing assessments of market conditions, technological advancements, and historical sales patterns, and establishes allowances for situations in which the cost of the inventory is not expected to be recovered. Such impairment charges, if any, are recorded in cost of goods sold, on the statements of operations. As of December 31, 2025 and 2024, the Company determined that the devices returned were not warranty related, and, as such, a warranty allowance was not recorded.

Accounts Receivable

Accounts receivable represents amounts arising from product sales and are reported at outstanding amounts where management has the intent and ability to collect and are recorded net of allowances for returns and credit losses. The Company estimates an allowance for credit losses by considering factors such as credit quality, the age of the accounts receivable balances, and current economic conditions that may impact a customer’s ability to pay. The Company has no historical write-offs of its accounts receivable and its payment terms are generally less than 90 days from the invoice date. The Company evaluates the creditworthiness of each counterparty on a regular basis. As of December 31, 2025 and 2024, the credit profiles for these counterparties were deemed to be in good standing and, as such, an allowance for credit losses was not recorded.

Property and Equipment, Net

Property and equipment are recorded at cost, net of accumulated depreciation and represent furniture and fixtures on the Company’s new occupied office lease space. The furniture and fixtures are treated as a group asset and $2,000 of depreciation was recorded for the year ended December 31, 2025. Depreciation expense will be recorded using the straight-line method over the estimated useful life of seven years. Repairs and maintenance costs that do not extend the useful life are expensed as incurred.

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

The lease payments used to determine the Company’s operating lease assets may include lease incentives, stated rent increases and escalation clauses linked to rates of inflation, when determinable, and are recognized in the Company’s operating lease assets in the Company’s balance sheets. In addition, the Company’s contracts may contain lease and non-lease components. The Company combines lease and non-lease components, which are accounted for together as lease components.

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

The Company estimates the costs that it may incur under its warranty program based on the number of units sold, historical and anticipated rates of warranty claims, and cost per claim. The Company has not experienced any warranty claims to date, and significant warranty claims are not expected, and accordingly no liability for warranty claims was recorded for the years ended December 31, 2025 and 2024.

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

The Company derives revenue through sales of its FDA-cleared catheter drug-delivery device, RenovoCath, directly to end users, which began sales in the fourth quarter of 2024. The Company considers customer purchase orders, which in some cases are governed by master sales agreements or standard terms and conditions, to be the contracts with a customer. The Company’s contracts with customers typically contain a single performance obligation, which is the delivery of the RenovoCath stand-alone device and generally with payment terms expected net 30 - 90 days upon shipment of device. The Company recognizes revenue from sales of products at the point in time that the customer obtains control, which is typically based upon the terms of delivery. In determining the transaction price, the Company evaluates whether the price is subject to refund or adjustment to determine the net consideration to which it expects to be entitled. The only type of variable consideration the Company offers is limited return rights relating primarily to product damage or defects identified upon receipt, and therefore the Company expects minimal returns. Returns are estimated taking into consideration several factors including these limited product return rights, historical return activity, and other relevant factors. The Company experienced limited product returns to date, and accordingly no allowance for returns was recorded for the year ended December 31, 2025.

Research and Development Costs

Research and development expenses are charged to expense as incurred. Research and development expenses includes personnel costs including salaries, benefits and stock-based compensation. In addition, it includes expenses for consultants that support clinical trial studies, materials costs, external clinical drug product manufacturing costs, outside services costs, regulatory activities including filing fees, fees for maintaining licenses and other amounts due to third-party agreements, laboratory materials, clinical trial, as noted above, and supplies to support the Company's research activities, manufacturing development and non-recurring engineering costs for the next generation of RenovoCath device, including allocated facility and selling, general and administrative indirect overhead related costs. The Company also receives payments from clinical trial sites for RenovoCath delivery devices used in the Phase III clinical trial. Payments received from clinical sites cover the direct costs of manufacturing the RenovoCath delivery devices and offset research and development expenses were $344,000 and $118,000 for December 31, 2025 and 2024, respectively.

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

Marketing

The Company implements a comprehensive multi-channel digital marketing program focused on 1) growing awareness around its therapeutic offerings and its pipeline of clinical stage drug candidates and 2) a national campaign to accelerate patient recruitment for the ongoing Phase III clinical trial study. The marketing efforts aim is to increase Company awareness focusing on name recognition, disease awareness, current treatment alternative options and recent clinical accomplishments and successes. Digital marketing expenses are classified as research and development and selling, general and administrative expenses and are expensed in the period incurred. Digital marketing expenses for patient recruitment for the ongoing Phase III clinical trial study are considered research and development expenses and were $73,000 and nil for December 31, 2025 and 2024, respectively. Marketing expenses to increase Company awareness are classified as selling, general and administrative and were $290,000 and $413,000 for December 31, 2025 and 2024, respectively.

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

Fair Value of Common Stock

For grants issued post-IPO the closing price of the Company’s common stock as reported on the date of grant will determine the fair value of the Company’s common stock, as shares of the Company’s common stock are traded in the public market.

Expected Term—The expected term represents the period that the stock-based awards are expected to be outstanding. The Company determines the expected term using the simplified method for awards. The simplified method deems the term to be the average of the time-to-vesting and the contractual life of the options for employees. For non-employees and board members the expected term is ten years.

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

Emerging Growth Company and Smaller Reporting Company Status

The Company is an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) and may take advantage of reduced reporting requirements that are otherwise applicable to public companies. Section 107 of the JOBS Act exempts emerging growth companies from complying with new or revised financial accounting standards until private companies are required to comply with those standards. The Company has elected to use the extended transition period for complying with new or revised accounting standards. The Company expects to lose its status as an emerging growth company status as of December 31, 2026, the last day of the fiscal year following the fifth anniversary of closing its IPO in August 2021.

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

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In December 2023, FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09). ASU 2023-09 modifies the rules on income tax disclosures to enhance the transparency and decision-usefulness of income tax disclosures, particularly in the rate reconciliation table and disclosures about income taxes paid. The amendments are intended to address investors’ requests for income tax disclosures that provide more information to help them better understand an entity’s exposure to potential changes in tax laws and the ensuing risks and opportunities and to assess income tax information that affects cash flow forecasts and capital allocation decisions. The guidance also eliminates certain existing disclosure requirements related to uncertain tax positions and unrecognized deferred tax liabilities. The guidance is effective for all entities for annual periods beginning after December 15, 2025. All entities should apply the guidance prospectively but have the option to apply it retrospectively. Early adoption is permitted. The Company adopted the standard as of December 31, 2025 on a prospective basis.

Recently Issued Accounting Pronouncements

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

3. Inventory

Inventory of $189,000 as of December 31, 2025, nil at December 31, 2024, consists of RenovoCath finished goods manufactured under contract by the Company’s third-party RenovoCath manufacturer. Inventory expected to be sold more than twelve months from the balance sheet date is classified as inventory, non-current on the balance sheets. Given the early stages of the Company’s commercialization strategy, there were no reserves for inventory, and no inventory was classified as non-current as of December 31, 2025.

4. Property and Equipment, Net

Property and equipment are as follows (in thousands):

	Years Ended December 31,
	2025	2024
Property and equipment	$14	$12
Subtotal	14	12
Less accumulated depreciation	(2)	-
Property and equipment	$12	$12

Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. The useful life for furniture and equipment is seven years.

Depreciation expense for the years ended December 31, 2025 and 2024 was $2,000 and nil, respectively.

5. Accrued Expenses

The components of accrued expenses are as follows (in thousands):

	Years Ended December 31,
	2025	2024
Employee benefits	$748	$817
Clinical trial	300	432
Current portion of operating lease liability	105	66
Other	10	8
Total accrued expenses	$1,163	$1,323

6. Fair Value Measurements

As of December 31, 2025, and 2024, the Company held $6.6 million and $7.0 million, respectively, in a money market account.

The following tables summarize the Company’s financial assets and liabilities, measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	Fair Value Measurements at December 31, 2025 using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$6,640	$-	$-	$6,640
Total cash equivalents	$6,640	$-	$-	$6,640
Liabilities:
Common stock warrant liability	$-	$-	$604	$604
Total liabilities	$-	$-	$604	$604

	Fair Value Measurements at December 31, 2024 using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$7,008	$-	$-	$7,008
Total cash equivalents	$7,008	$-	$-	$7,008
Liabilities:
Common stock warrant liability	$-	$-	$1,519	$1,519
Total liabilities	$-	$-	$1,519	$1,519

There were no transfers between Level 1, Level 2 or Level 3 during the periods presented. The Company had no other financial assets or liabilities that were required to be measured at fair value on a recurring basis.

Common Stock Warrants Liability, Changes on Level 3 Liabilities Measured at Fair Value on a Recurring Basis

The following table reflects the change in the Company’s Level 3 common stock warrant liability for the year ended December 31, 2025 (in thousands):

Schedule of Level 3 Liabilities Measured at Fair Value on a Recurring Basis

Fair value as of December 31, 2024	$1,519
Change in fair value	(915)
Fair value as of December 31, 2025	$604

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

The following table details the assumptions used in the Monte Carlo simulation to estimate the fair value of the common stock warrant liability:

	December 31, 2025	December 31, 2024
Stock price	$0.84	$1.29
Expected volatility	102.0% - 122.0%	108.0%
Expected term (years)	0.00 - 2.76	3.76
Risk-free interest rate	3.53% - 3.67%	4.31%
Dividend rate	-%	-%

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

Classification of the Company’s operating lease on the balance sheets are as follows (in thousands):

	Years Ended December 31,
	2025	2024
Assets
Right-of-use operating asset	$190	$278
Liability
Operating lease liability – current	$105	$66
Operating lease liability – noncurrent	107	212
Total liability	$212	$278

The current operating lease of $105,000 is classified as an accrued expense on the balance sheet, see “Note 5. Accrued Expenses” in Notes to Financial Statements.

Lease expense and cash paid by lease type that was recognized during the years ended December 31, 2025 and 2024 are as follows (in thousands):

	Years Ended December 31,
	2025	2024
Operating lease	$108	$9
Short-term lease	6	76
Total lease expense	$114	$85

Short-term leases for periods ended December 31, 2025 and 2024 of $6,000 and $76,000, respectively, were month-to-month lease arrangements where the Company recognized the lease payments as an expense in the period in which the obligation for those payments incurred. The Company made an election policy not to apply the recognition requirements under ASC 842, Leases, for month-to-month lease agreements.

The minimum lease payments are expected to be as follows for the years ending December 31, (in thousands):

2026	$118
2027	111
Total lease payments	$229
Less imputed interest	(17)
Present value of operating lease liability	$212

The interest rate implicit in lease contracts is typically not readily determinable and as such, the Company uses its incremental borrowing rate of 7.75% based on the information available at the lease commencement date, which represents an internally developed rate that would be incurred to borrow, on a collateralized basis, over a similar term, an amount equal to the lease payments in a similar economic environment. As of December 31, 2025, the Company has a remaining lease term of 1.92 years.

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

As of December 31, 2025, the value of the Company’s outstanding non-cancellable purchase commitments associated with the supply agreement is approximately $0.8 million. Approximately $0.2 million in payments were made under the supply agreement during the fiscal year ended December 31, 2025.

Legal Proceedings

From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business.

The Company was not subject to any material legal proceedings during the year ended December 31, 2025, and no material legal proceedings are subsequently outstanding or pending.

Guarantees and Indemnification

In the ordinary course of business, the Company enters into agreements that may include indemnification provisions. As permitted under Delaware law and in accordance with its bylaws, the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. The Company is also party to indemnification agreements with its officers and directors. In some cases, the indemnification will continue after the termination of the agreement. The maximum potential amount of future payments that the Company could be required to make under these provisions is not determinable. The Company has never incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. The Company is not currently aware of any indemnification claims. Accordingly, the Company has not recorded any liabilities for these indemnification rights and agreements as of December 31, 2025.

8. Equity Incentive Plan – Stock-Based Compensation Expense

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

A summary of the stock option activity for the year ended December 31, 2025 is as follows:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	2,797,529	$1.84	7.82	$521
Granted	1,845,809	$1.02	-	$-
Exercised	(39,650)	$0.41	-	$-
Forfeited	(117,299)	$1.31	-	$-
Expired	(68,662)	$1.82	-	$-
Outstanding as of December 31, 2025	4,417,727	$1.50	7.90	$88
Exercisable as of December 31, 2025	2,271,223	$1.87	6.85	$87
Vested and expected to vest as of December 31, 2025	4,417,727	$1.52	7.90	$88

The weighted-average grant-date fair value of options granted during 2025 and 2024 was $0.90 and $1.09 per share, respectively. During 2025 and 2024 the Company issued 39,650 and 93,481 shares of common stock, respectively, in conjunction with stock option exercises. The Company received cash proceeds from the exercise of stock options of approximately $17,000 and $69,000 during 2025 and 2024, respectively. As of December 31, 2025, there was $2.1 million of unrecognized stock-based compensation expense related to options granted but not yet amortized, which will be recognized over a weighted-average period of approximately 2.52 years.

The following table summarizes the outstanding and exercisable options as of December 31, 2025:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Number of Shares	Weighted Average Remaining Contractual Life
$ 0.00 - $ 1.00	1,434,730	7.55	556,133	4.66
$ 1.01 - $ 2.00	2,200,410	8.58	1,027,801	8.22
$ 2.01 - $ 3.00	244,583	6.90	211,972	6.85
$ 3.01 - $ 4.00	332,120	6.94	269,433	6.88
$ 5.01 - $ 6.00	33,462	5.75	33,462	5.75
$ 6.01 - $ 7.00	170,069	5.75	170,069	5.75
$ 8.01 - $ 9.00	2,353	5.86	2,353	5.86
Total	4,417,727	7.89	2,271,223	6.84

For the years ended December 31, 2025, and 2024, the Company utilized the Black-Scholes option-pricing model for estimating the fair value of the stock option granted. The Company estimated the fair value of each option grant on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions:

Years Ended December 31,
	2025	2024
Expected volatility	114.4% – 121.3%	118.28% – 143.10%
Expected term (years)	5.27 – 10.00	5.27 – 10.00
Risk-free interest rate	3.68% – 4.79%	3.52% – 4.30%
Dividend rate	-%	-%

The following table summarizes the components of stock-based compensation expense recognized in the Company’s Statements of Operations (in thousands):

	Years Ended December 31,
	2025	2024
Research and development	$565	$724
Selling, general and administrative	$702	450
Total stock-based compensation expense	$1,267	$1,174

Restricted Stock Units and Restricted Stock Awards Issued for Services

Restricted stock units (“RSU”) are valued based on the closing price of the Company’s common stock on the date of the grant. The fair value of RSU is recognized and amortized on a straight-line basis over the requisite service period of the award.

The following table summarizes RSU activity under the 2021 Plan, as of December 31, 2025:

	Shares	Weighted- Average Grant Date Value
Outstanding as of December 31, 2024	-	$-
Granted	4,032	$1.24
Vested	(4,032)	$1.24
Forfeited	-	$-
Outstanding as of December 31, 2025	-	$-

In March 2025, the Board approved the issuance of 30,000 shares of restricted stock to an entity as consideration for a commercial contract, vested immediately, in a private placement. The shares were issued outside the 2021 Plan and the Company recognized $31,000 of stock-based compensation expense for the restricted stock.

During the years ended December 31, 2025, and 2024, the Company recognized $1.3 million and $1.2 million, respectively, in stock-based compensation expense from stock option grants and restricted stock awards. The compensation expense is allocated on a departmental basis, based on the classification of the option holder. No income tax benefits have been recognized in the statements of operations and comprehensive loss for stock-based compensation arrangements.

9. Common Stock Warrants

Common Stock Warrants

In connection with the Company’s February 2025 Offering, the Company issued to the underwriter warrants to purchase up to 576,191 shares of common stock at $1.21 per share over a five-year term. All such warrants under the February 2025 Offering expire on February 10, 2030.

In September 2024, to create performance incentives for the Company’s third-party RenovoCath manufacturer, Medical Murray, Inc., the Company issued a warrant to Medical Murray to purchase up to 709,500 shares of the Company’s common stock. This warrant vests and is only exercisable over time in tranches and only if Medical Murray achieves certain manufacturing milestones. During the year ended December 31, 2025, 166,500 shares had expired as certain manufacturing milestones were not achieved by Medical Murray.

The following is a summary of the common stock warrant activity during the year ended December 31, 2025.

	Shares Issuable Upon Exercise of Outstanding Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value (In thousands)
Outstanding as of December 31, 2024	25,558,845	$2.32	3.42	$59,298
Issued in February 2025 to:
Underwriter	576,191	$1.21	4.12	$697
Exercised	(976,752)	$0.03	-	$(25)
Expired	(166,500)	$1.01	-	$(168)
Outstanding as of December 31, 2025	24,991,784	$2.39	2.47	$59,802

10. Income Taxes

For the years ended December 31, 2025 and 2024, the Company has a full valuation allowance against the deferred tax assets.

The following table presents the domestic and foreign components of (Loss) income before (benefit) provision for income taxes for the periods indicated (in thousands):

	Years Ended December 31,
	2025	2024

Domestic	$(11,167)	$(8,754)

(Loss) income before (benefit) provision for income taxes	$(11,167)	$(8,754)

(Benefit) provision for income taxes consisted of the following for the periods indicated (in thousands):

	Years Ended December 31,
	2025	2024
Current:
Federal	$-	$-
State	2,450	1,715
Total Current	2,450	1,715
Deferred:
Federal	-	-
State	-	-
Total Deferred	-	-
Total Provision	$2,450	$1,715

The differences between the tax provision (benefit) at the U.S. federal statutory income tax rate to the unrecognized income tax expenses and the U.S. statutory income tax rate to our effective tax rates are as follows (in thousands):

	Year Ended December 31,
	2025
	Amount	%
U.S. Federal Statutory Income Tax (Benefit)	(2,345)	21.0%

State and local income taxes, net of federal benefit (1)	(569)	5.1%
Change in valuation allowance	3,040	(27.2%)
Nontaxable / nondeductible items (permanent items)	91	(0.8%)
Fair value adjustment on common warrants	(192)	1.7%
State deferred tax adjustments, net of federal benefit	173	(1.5%)
Change in state tax rate, net of federal benefit	310	(2.8%)
Changes in unrecognized tax benefits / prior-period positions	(668)	6.0%
Other	167	-1.5%
Income Tax Provision/(Benefit) and Effective Income Tax Rate	(5)	-%
	$2	-%

(1) For the year ended December 31, 2025, the net state income tax benefit includes deferred tax effects from temporary differences primarily in California, Illinois, and New Jersey, offset by current state income tax expense in California and New Jersey. These jurisdictions collectively represent more than 50% of the net state and local income tax effect.

The following is a reconciliation of the United States federal income tax statutory rate to the Company's effective income tax rate for the year ended December 31, 2024 as previously disclosed and prior to the adoption of ASU No. 2023-09 (in thousands).

Year Ended December 31,
2024
Amount
U.S. Federal Statutory Income Tax (Benefit)	(1,838)
Increase (decrease) resulting from:
Change in valuation allowance	4,034
Permanent items	(330)
Tax credits	(456)
State	(1,410)
Income Tax Provision/(Benefit) and Effective Income Tax Rate	-

Our effective income tax rates for the years ended December 31, 2025, and December 31,2024, are same at 0%. The Company’s annual effective tax rate for the year ended December 31, 2025, and December 31, 2024 differs from the statutory rate of 21% primarily because the Company is only liable for minimum taxes in a handful of states, deferred tax adjustments, impacts from fair value adjustments of warrant liability, and the change in valuation allowance.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. Certain provisions of OBBBA became effective during 2025, while other provisions will become effective in periods subsequent to 2025. The Company has evaluated the provisions of OBBBA applicable to its operations and, based on its assessment as of December 31, 2025, has determined the impact on its financial statements to be immaterial. The Company will continue to monitor developments and evaluate the effects of any additional guidance or interpretive regulations issued in connection with OBBBA.

For the years ended December 31, 2025 and 2024, the Company has a full valuation allowance against the deferred tax assets.

The components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

Deferred Tax Assets and Liabilities

	Years Ended December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$13,741	$11,035
Tax credits carryforwards(1)	2,901	2,395
Stock-based compensation	648	517
Fixed assets/intangible assets	137	125
Charitable contributions	4	5
Capitalized research	2,387	2,706
Lease liability	55	79
Accruals and other	-	1
Gross deferred tax assets	19,873	16,863
Valuation allowance	(19,824)	(16,784)
Deferred tax assets	49	79
Deferred tax liabilities:
Right-of-use asset	(49)	(79)
Deferred tax liabilities	(49)	(79)
Net deferred tax asset	$-	$-

(1) Federal and state tax credit carryforward are presented net of certain liabilities for unrecognized tax benefits.

At December 31, 2025, valuation allowances against deferred tax assets in the U.S. totaled $19.8 million, an increase of $3.0 million from valuation allowance at December 31, 2024 of $16.8 million. The Company will maintain the valuation allowances until it determines it is more likely than not the deferred tax assets will be realized. The net increase in the deferred tax valuation allowance in 2025 is primarily attributable to federal and state net operating loss and foreign tax credits that the Company does not expect to realize.

At December 31, 2025, the Company had federal and state net operating loss (“NOL”) carryforward amounts of $49.5 million and $49.1 million, respectively. The federal NOL carryforwards consists of $4.7 million generated before January 1, 2018, which will begin to expire in 2030 but are able to offset 100% of taxable income and $44.9 million generated after December 31, 2017 which can be carried forward indefinitely and may be able to be used against 100%. The state NOL carryforward will begin to expire in 2033.

The utilization of the Company’s NOLs may be subject to a U.S. federal limitation due to the “change in ownership provisions” under Section 382 and 383 of the IRC and similar limitations for states. In general, under Section 382, a corporation that undergoes an “ownership change” (as defined under Section 382 of the Code and applicable Treasury

Regulations) is subject to limitations on its ability to utilize its pre-change NOLs to offset its future taxable income. As of December 31, 2025, the Company had not conducted an analysis of an ownership change under Section 382. To the extent that a study is completed, and an ownership change is deemed to occur, in the past or future, such limitations may result in a reduction of the amount of net operating loss carryforwards in future years and possibly the expiration of certain net operating loss carryforwards before their utilization.

As of December 31, 2025, the Company had federal and state tax credit carryforwards of $3.4 million which will begin to expire in 2033, and California tax credit carryforwards of $0.5 million which do not expire.

Uncertain Income Tax Positions

The total amount of unrecognized tax benefits as of December 31, 2025, is $1.0 million which relates to federal and state tax credits. The Company did not have tax-related interest and penalties at December 31, 2025. If recognized, none of the unrecognized tax benefits would affect the effective tax rate.

The following summarizes the activity related to the Company’s unrecognized tax benefits for the year ended December 31, 2025 (in thousands):

Schedule of Unrecognized Tax Benefits

Amount
Balance at January 1, 2025	827
Tax positions related to the current year:
Additions	195
Tax positions related to the prior year:
Reduction	(26)
Balance at December 31, 2025	$996

The Company’s policy is to account for interest and penalties as income tax expense. As of December 31, 2025, the Company had no interest related to unrecognized tax benefits. No amounts of penalties related to unrecognized tax benefits were recognized in the provision for income taxes. The Company does not anticipate any significant change within twelve months of this reporting date.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is subject to U.S. federal and state income tax examination for calendar tax years beginning in 2011 due to net operating losses that are being carried forward for tax purposes.

Following is a summary of income taxes paid (in thousands) by jurisdiction pursuant to the disclosure requirements of ASU No. 2023-09 for the period presented:

Year Ended December 31,
2025
Jurisdiction
United States - Federal	$-
United States - California	1
United States - New Jersey	-
United States - Other States	-
Foreign	-
Total cash paid for income taxes, net of refunds	$1

11. Net Loss per Share

Basic and diluted net loss per common share was calculated as follows (in thousands except per share amounts):

	Years Ended December 31,
	2025	2024
Numerator:
Net loss	$(11,168)	$(8,814)
Denominator:
Weighted average shares used in computing net loss per share – basic and diluted	35,333,127	22,271,163
Net loss per share – basic and diluted	$(0.32)	$(0.40)

For the years ended December 31, 2025, and 2024, the Company had a net loss and as such, all outstanding shares of potentially dilutive securities were excluded from the calculation of diluted net loss per share as the inclusion would be anti-dilutive.

Potentially dilutive securities not included in the computation of diluted net loss per share because to do so would be antidilutive are as follows (in common stock equivalent shares):

	Years Ended December 31,
	2025	2024
Options to purchase common stock	4,417,727	726,399
Common stock warrants	24,991,784	19,172,067
Total	29,409,511	19,898,466

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

The following table is representative of revenue and significant expense categories regularly provided to the CODM when managing the Company’s single reporting segment (in thousands).

	Years Ended December 31,
	2025	2024
Revenues	$1,123	$43
Program expenses (1)
Clinical trial studies	3,016	2,800
Manufacturing, RenovoCath	793	418
Other research and development expenses	396	161
Non-program expenses (2)	4,660	3,556
Personnel compensation and related expenses, including share-based compensation	4,768	4,078
Other segment items (3)	(1,342)	(2,156)
Net loss	$11,168	$8,814

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

13. Related Party Transactions

Dr. Ramtin Agah has served as the Company’s Chief Medical Officer and Co-Founders since December 2009, and as Chairman of the Board since May 2018. In January 2018, the Company entered into a consulting agreement with Dr. Agah pursuant to which Dr. Agah provides monthly consulting services as the Company’s Chief Medical Officer by overseeing Company-sponsored clinical trials. Since 2018 the Company has amended Dr. Agah’s consulting agreement and may, in the Company’s discretion, proportionally adjust the monthly consulting fee if Dr. Agah’s time commitment increases or decreases. The consulting agreement may be terminated by either party on 30 days’ notice. The consulting agreement amendment also provides for Dr. Agah’s eligibility for an annual target cash incentive bonus equal to 40% of his annualized base consulting fee. In November 2025, the Company amended and restated the Change in Control and Severance Agreement with Dr. Agah. In January 2024, Dr. Agah was awarded options to purchase 125,132 shares of the Company’s common stock, vesting monthly over four years. In addition, in January 2024, Dr. Agah was awarded 28,424 shares of fully vested options to purchase the Company’s common stock. In April and July 2025, Dr. Agah was awarded options to purchase 254,542 and 63,636 shares, respectively, of the Company’s common stock vesting monthly over four years. Consulting fees paid to Dr. Agah for the years ended December 31, 2025 and 2024, were $337,000 and $303,000, respectively. In addition, the Board approved a discretionary bonus to Dr. Agah in recognition of Company and individual performance during the years ended December 31, 2025 and 2024, of $121,000 and $49,000, respectively.

14. Employee Benefit Plans

In January 2022, the Company established a defined contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) plan”). The 401(k) plan covers all employees who meet defined minimum age and service requirements. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under U.S. federal tax regulations. The Company makes matching contributions of up to 4% of the eligible employees’ compensation to the 401(k) plan. During the years ended December 31, 2025, and 2024, the Company made contributions to the 401(k) plan of $72,000 and $53,000, respectively.

15. Subsequent Events

On March 17, 2026, the Company entered into a securities purchase agreement (the “March 2026 Securities Purchase Agreement”) in connection with a private placement offering by the Company (the “March 2026 Offering”) to 15 accredited investors or qualified institutional buyers (the “Investors”), five of whom are directors, officers or employees of the Company (the “Insiders”) and the remaining are non-affiliated institutional investors (the “Institutional Investors”). The Offering closed on March 20, 2026.

Pursuant to the March 2026 Securities Purchase Agreement, in connection with the March 2026 Offering, the Company sold to the Investors an aggregate of: (i) 8,438,790 shares of Common Stock, (ii) pre-funded warrants to purchase an aggregate of 2,200,000 shares of Common Stock and (iii) revenue milestone warrants (with an exercise price per share of $1.751 for the Institutional Investors and $1.9326 for the Insiders) to purchase an aggregate of 5,319,392 shares of Common Stock (the “Milestone Warrants”), representing 50% warrant coverage for aggregate gross proceeds of approximately $10.0 million, before deducting placement agent fees and expenses payable by the Company. The purchase price paid by the Institutional Investors for each Share and related Milestone Warrant was $0.938. To comply with Nasdaq Stock Market rules, the purchase price paid by the Insiders for each Share and related Milestone Warrant was $1.0288.