Form 10-Q
period 2026-03-31
RenovoRx, Inc.
filed 2026-05-14
CIK 1574094

outstan

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 001-40738

RENOVORX, INC.

(Exact name of registrant as specified in its charter)

Delaware	27-1448452
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2570 West El Camino Real, Suite 640
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

As of May 7, 2026, the registrant had 45,099,133 shares of common stock, $0.0001 par value per share, outstanding.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”), particularly in the sections captioned “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements are inherently subject to significant risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control. All statements other than present and historical facts and conditions contained in this Report, including statements regarding our future revenues, our ongoing clinical trial and other results of operations and financial position, business strategy, plans and our objectives for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “objective,” "goal," "aim," “ongoing,” “plan,” “potential,” “predict,” “project,” "future," “should,” “will,” “would,” “in the future” or the negative or derivations of these terms or other comparable terminology. Actual events or results may differ from those expressed in these forward-looking statements, and these differences may be significant and adverse. Forward-looking statements include, but are not limited to, statements about:

•
the sufficiency of our existing cash, cash equivalents, and investments to fund our future operating expenses and capital expenditure requirements;
•
our estimates or expectations regarding future revenues, expenses, potential for cashflow positive operations, anticipated capital requirements to fund our future operating expenses, and our need for additional financing;
•
our anticipated financial or operational performance;
•
our anticipated use of our existing cash, cash equivalents, and investments;
•
the ability of our clinical trials to demonstrate safety and efficacy of our product candidates, and other positive clinical or related results;
•
the progress and focus of our current and future clinical trials;
•
projections for enrollment of our clinical trials and our expectations relating to the timing of the provision of updates on, public announcements (if any) for interim or top line data from, and completion of enrollment for and final results from our clinical trials (notably our ongoing Phase III TIGeR-PaC trial as well as investigator-initiated trials);
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

In this Report, unless the context otherwise indicates, the terms “RenovoRx,” the “Company,” “we,” “our,” and “us” refer to RenovoRx, Inc., a Delaware corporation. Also, unless the context otherwise indicates, the term "common stock" means the Company's common stock, par value $0.001 per share.

Unless otherwise stated, references to particular years, quarters, months or periods refer to our fiscal years ended in December and the associated quarters, months and periods of those fiscal years.

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

RenovoRx, Inc.

Condensed Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$12,362	$7,024
Accounts receivable	280	139
Prepaid expenses	501	324
Inventory	379	189
Other current assets	198	217
Total current assets	13,720	7,893
Operating lease right-of-use asset	167	190
Property and equipment, net	77	12
Total assets	$13,964	$8,095
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,119	$799
Accrued expenses and other current liabilities	801	1,163
Total current liabilities	1,920	1,962
Common stock warrant liability	701	604
Operating lease liability, net of current portion	78	107
Total liabilities	2,699	2,673
Commitments and contingencies (Note 7)	-	-
Stockholders’ equity:
Common stock, $0.0001 par value, 250,000,000 shares authorized at March 31, 2026, and December 31, 2025; 45,052,706 and 36,613,916 shares issued and outstanding as of March 31, 2026, and December 31, 2025, respectively	5	4
Additional paid-in capital	76,168	66,805
Accumulated deficit	(64,908)	(61,387)
Total stockholders’ equity	11,265	5,422
Total liabilities and stockholders’ equity	$13,964	$8,095

The accompanying notes are an integral part of these condensed interim financial statements.

RenovoRx, Inc.

Condensed Statements of Operations

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2026	2025
Revenues	$563	$197
Cost of revenue	84	94
Gross profit	479	103
Operating expenses:
Research and development	1,228	1,642
Selling, general and administrative	2,720	1,571
Total operating expenses	3,948	3,213
Loss from operations	(3,469)	(3,110)
Other income, net
Interest income, net	45	106
Change in fair value of common warrant liability	(97)	584
Total other income (expense), net	(52)	690
Net loss	$(3,521)	$(2,420)
Net loss per share - basic and diluted	$(0.09)	$(0.08)
Weighted average shares of common stock - basic and diluted	38,032,421	31,395,888

The accompanying notes are an integral part of these condensed interim financial statements.

RenovoRx, Inc.

Condensed Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance — December 31, 2025	36,613,916	$4	$66,805	$(61,387)	$5,422
Issuance of common stock upon equity financing, net of issuance cost	8,438,790	1	9,046	-	9,047
Stock-based compensation expense	-	-	317	-	317
Net loss	-	-	-	(3,521)	(3,521)
Balance — March 31, 2026	45,052,706	$5	$76,168	$(64,908)	$11,265

The accompanying notes are an integral part of these condensed interim financial statements.

RenovoRx, Inc.

Condensed Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance — December 31, 2024	24,034,672	$2	$54,695	$(50,219)	$4,478
Issuance of common stock upon equity financing, net of issuance cost	11,523,810	2	10,801	-	10,803
Issuance of common stock upon exercise of pre-funded common warrants	951,500	-	-	-	-
Issuance of restricted stock awards	30,000	-	-	-	-
Issuance of common stock upon exercise of stock options	6,770	-	8	-	8
Stock-based compensation expense	-	-	288	-	288
Net loss	-	-	-	(2,420)	(2,420)
Balance — March 31, 2025	36,546,752	$4	$65,792	$(52,639)	$13,157

The accompanying notes are an integral part of these condensed interim financial statements.

RenovoRx, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(3,521)	$(2,420)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	317	288
Non-cash lease expense	23	22
Change in fair value of common warrants classified as a liability	97	(584)
Depreciation expenses	1	1
Changes in operating assets and liabilities:
Accounts receivable	(141)	(199)
Inventory	(190)	-
Prepaid expenses	(177)	(149)
Other current assets	19	(141)
Accounts payable	254	381
Accrued expenses	(391)	(580)
Net cash used in operating activities	(3,709)	(3,381)

Cash flows from investing activities:
Purchase of property and equipment	-	(2)
Net cash used in investing activities	-	(2)

Cash flows from financing activities:
Proceeds from common stock and pre-funded common stock warrants	10,000	12,102
Issuance cost of common stock upon private placement	(953)	(1,299)
Proceeds from exercise of stock options	-	8
Net cash provided by financing activities	9,047	10,811
Net increase in cash and cash equivalents	5,338	7,428
Cash and cash equivalents:
Beginning of period	7,024	7,154
End of period	$12,362	$14,582

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$1
Cash paid for interest	$-	$5
Supplemental disclosure of non-cash investing activities
Purchase of property and equipment	$66	$-

The accompanying notes are an integral part of these condensed interim financial statements.

RenovoRx, Inc.

Notes to the Unaudited Condensed Interim Financial Statements

1. Business and Principal Activities

Description of Business

RenovoRx, Inc. (the “Company” or "RenovoRx") was incorporated in the state of Delaware in December 2012 and operates from its headquarters in Mountain View, California. The Company is a life sciences company developing innovative targeted oncology therapies and commercializing RenovoCath®, a novel, U.S. Food and Drug Administration (“FDA”)-cleared local drug-delivery device, targeting high unmet medical needs.

RenovoRx’s patented Trans-Arterial Micro-Perfusion (TAMP™) therapy platform is designed for targeted therapeutic delivery of chemotherapy across the arterial wall near the tumor site to bathe the target tumor locally, while potentially minimizing a therapy’s toxicities versus systemic intravenous therapy. RenovoRx’s novel approach to targeted treatment offers the potential for increased safety, tolerance, and improved efficacy, and its mission is to transform the lives of cancer patients by providing innovative solutions to enable targeted delivery of therapeutic agents. The Company holds a strong and growing global intellectual property portfolio with 19 issued or allowed patents and 14 published and pending patents covering its TAMP therapy platform and RenovoCath.

RenovoRx is actively commercializing the TAMP therapy platform and RenovoCath as a stand-alone device. In its first full year of commercial efforts, the Company generated approximately $1.1 million in RenovoCath sales. RenovoRx saw further acceleration in the commercial rollout of RenovoCath during the first quarter of 2026, achieving its strongest quarterly revenue performance to date. Revenue totaled $563,000 for the quarter, representing a 136% quarter-over-quarter increase compared to the fourth quarter of 2025 and totaling more than 50% of the Company’s total revenue generated in 2025. This significant growth reflects continued expansion of active commercial cancer centers and increasing procedural utilization of RenovoCath across the Company’s installed base. The Company defines "active" commercial cancer centers as centers where doctors are actively treating patients with RenovoCath.

RenovoRx's commercial model remains centered on active cancer center expansion, with additional centers driving increased procedures and revenue growth. RenovoRx began 2025 with 5 active commercial cancer centers, and by end of the year, we had grown to 8. As of May 6, 2026 we had 16 active centers. RenovoRx is also advancing a robust pipeline of 32 additional centers in various stages of evaluation, approval, and onboarding, representing a significant expansion of its near-term commercial footprint. In total, these 48 centers have approximately quadrupled the Company’s near-term commercial sales pipeline compared to the first quarter of 2025, reflecting the rapid expansion of RenovoRx’s commercial footprint year-over-year. Up to 15 TIGeR-PaC Phase III clinical trial sites that have previously utilized RenovoCath are expected to continue transitioning to commercial clinical use following completion of trial enrollment. These anticipated conversions represent a meaningful opportunity to drive incremental revenue growth in the second half of 2026. The Company continues to target 36 active commercial cancer centers by year-end 2026.

RenovoRx continues to observe organic repeat ordering behavior from existing customers, which the Company views as a key indicator of physician satisfaction and clinical utility. As physicians incorporate RenovoCath into routine clinical practice, repeat utilization is expected to drive sustained and compounding revenue growth. The combination of record quarterly revenue, rapid active cancer center expansion, and strong repeat ordering behavior demonstrates accelerating commercial momentum and supports the long-term opportunity for RenovoCath as both a standalone device and a foundational platform for future drug-device combination therapies.

RenovoRx continues to estimate that the initial total addressable market (TAM) for RenovoCath as a stand-alone device represents an approximately $400 million peak annual U.S. sales opportunity, with long-term, several-billion-dollar potential as the platform expands into additional solid tumor indications.

RenovoRx is also evaluating its novel drug-device combination oncology product candidate (intra-arterial gemcitabine delivered via RenovoCath, (known as "IAG") in the ongoing Phase III TIGeR-PaC trial. IAG is being evaluated by the Center for Drug Evaluation and Research (the drug division of the FDA) under a U.S. investigational new drug application that is regulated by the FDA’s 21 CFR 312 pathway. IAG utilizes RenovoCath indicated for temporary vessel occlusion in applications including arteriography, preoperative occlusion, and chemotherapeutic drug infusion.

The IAG combination product candidate, which is enabled by the RenovoCath device, is currently under investigation and has not been approved for commercial sale. RenovoCath with gemcitabine received Orphan Drug Designation for pancreatic cancer and bile duct cancer, which provides seven years of market exclusivity upon new drug application approval by the FDA.

Advancement of the ongoing Phase III TIGeR-PaC clinical trial evaluating intra-arterial delivery of gemcitabine (IAG) via the RenovoCath device for the treatment of locally advanced pancreatic cancer (LAPC) continued in the first quarter of 2026. Based on current projections, RenovoRx expects to send notification of closure of enrollment in the trial in the beginning of June, completing the Company's milestone of finishing trial enrollment by the end of June 2026. As of May 14, 2026, 106 patients had been randomized in the trial, representing approximately 93% of the required 114 patients, and currently there are 12 enrolled patients in induction, which gives rise to the expectation that enrollment will be closed by the end of June. Seventy-four events (i.e., patient deaths) have been observed of the 86 events required to trigger the final analysis. The Company continues to anticipate final data in mid to late 2027.

During the first quarter of 2026, RenovoRx continued to execute on key operational priorities for TIGeR-PaC, including patient enrollment, site engagement, and maintaining protocol adherence across its clinical network. These efforts build on the successful completion of the second interim analysis in 2025, after which the independent Data Monitoring Committee recommended continuation of the trial without modification. In alignment with standard clinical trial practices and to preserve trial integrity, the Company has elected to defer publication of interim data until study completion.

RenovoRx expects that TIGeR-PaC trial sites will continue transitioning to commercial use following completion of enrollment, representing a meaningful potential driver of revenue growth in the second half of 2026. RenovoRx continues to view the TIGeR-PaC trial as an important long-term value driver, while emphasizing that its current commercial strategy is independent of the trial’s ultimate outcome and timeline.

RenovoRx continues to advance broader clinical programs by generating new data through the Company’s continued support of investigator-initiated trials (IIT) in borderline resectable and metastatic pancreatic cancer, use of other agents beyond gemcitabine (the chemotherapy being used in TIGeR-PaC), and use of TAMP in other solid tumors. Registry and IIT studies are capital-efficient studies providing meaningful data that may further broaden the application for the TAMP therapy platform which is enabled by RenovoCath.

Liquidity and Capital Resources

From the Company’s inception through March 31, 2026, it has raised an aggregate of approximately $81.4 million from private placements of convertible preferred stock, convertible debt securities, the issuance of securities in the Company’s August 2021 initial public offering (the “IPO”), and the exercise of warrants and common stock options. As of March 31, 2026, the Company had cash and cash equivalents of approximately $12.4 million.

The Company has incurred significant losses and negative cash flows from operations since its inception. For the three month ended March 31, 2026, the Company reported a net loss of $3.5 million and an accumulated deficit of $64.9 million and does not expect to generate positive cash flows from operations in the foreseeable future. The Company expects to incur significant and increasing losses until regulatory approval is granted for its first product candidate, IAG. Regulatory approval is not guaranteed and may never be obtained. The Company believes it will be able, if and when necessary, to raise additional capital through debt financings, private or public equity financings, license agreements, collaborative agreements or other arrangements with other companies, or other sources of financing. There can be no assurance that such financing will be available if and when needed or will be at terms acceptable to the Company. The inability to raise capital as and when needed would have a negative impact on the Company’s liquidity financial condition and its ability to pursue its business strategy. The Company will need to generate significant revenue to achieve positive cash flows and profitability, and it may never do so.

On November 14, 2025, the Company has filed a shelf registration statement on Form S-3 that provides for the aggregate offerings of up to $50.0 million of the Company’s securities subject to various limitations, including limited sales in any twelve-month period while the Company is subject to the “baby-shelf” rules.

The accompanying unaudited condensed interim financial statements have been prepared assuming that the Company will continue as a going concern and has reviewed the relevant conditions and events surrounding its ability to continue as a going concern including among others: historical losses, projected future results, negative cash flows from operations, including cash requirements for the upcoming year, funding capacity, net working capital, total stockholders’ equity and future access to capital. Based upon this review and the Company’s current financial condition, the Company has concluded its current cash and cash equivalents will be sufficient to fund its operations through at least the next 12 months from the issuance of these condensed interim financial statements.

2. Summary of Significant Accounting Policies

Basis of Presentation and Unaudited Condensed Interim Financial Information

The accompanying unaudited condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules and regulations, certain footnotes or other financial information normally included in unaudited condensed interim financial statements prepared in accordance with GAAP have been condensed or omitted. The unaudited condensed interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal, recurring adjustments that are necessary to present fairly the Company’s results for the interim periods presented. The condensed balance sheet as of December 31, 2025, is derived from the Company’s audited financial statements. The results of operations for the three months ended March 31, 2026, are not necessarily indicative of the results to be expected for the year ending December 31, 2026, or for any other future annual or interim period. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and as amended by Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

There have been no material changes to the significant accounting policies during the three months ended March 31, 2026, from those previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 30, 2026 (the “2025 Annual Report”).

For the three months ended March 31, 2026, the Company established a Sales Commissions Plan (the “Plan”), designed to provide performance-based compensation for the Regional Market Development Manager Team. In accordance ASC 340-40 , issued in the US as part of ASU 2014-09, Revenue from Other Assets and Deferred Costs, Contracts with Customers, which was published in May 2014. The standard provides guidance on accounting for incremental costs incurred as part of obtaining or fulfilling contracts with customers During the three month ended March 31, 2026, conditions were not achieved and there were no sales commissions capitalized.

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

Use of Estimates

The preparation of the condensed interim financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses as well as the disclosure of contingent assets and liabilities, at the date of the condensed interim financial statements during the reporting periods. In preparing these condensed interim financial statements, management has made its best estimates and judgments of certain amounts included in the condensed interim financial statements. Significant estimates and assumptions made in the accompanying condensed interim financial statements include, but are not limited to, accruals of certain liabilities, including clinical trial accruals and other contingencies, the valuation of financial instruments, the fair value of the Company’s common stock warrants and the fair value of options granted under the Company’s equity incentive plan. On an ongoing basis, the Company evaluates its estimates, including those related to the fair values of assets, stock-based compensation, clinical trial accruals and other contingencies. Management bases its estimates on historical experience or on various other assumptions that it believes to be reasonable under the circumstances. Actual results could differ materially from these estimates.

Emerging Growth Company and Smaller Reporting Company Status

The Company is currently an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) and may take advantage of reduced reporting requirements that are otherwise applicable to public companies. Section 107 of the JOBS Act exempts emerging growth companies from complying with new or revised financial accounting standards until private companies are required to comply with those standards. The Company has elected to use the extended transition period for complying with new or revised accounting standards. The Company expects to lose its status as an emerging growth company status as of December 31, 2026, the last day of the fiscal year following the fifth anniversary of the closing its August 2021 initial public.

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

Recently Issued and Adopted Accounting Pronouncements

There were no new accounting pronouncements that were issued or became effective since the issuance of the 2025 Annual Report that had, or are expected to have, a material impact on our unaudited condensed balance sheets, unaudited condensed statement of operations or unaudited condensed statement of cash flows.

The Company continues to monitor new accounting pronouncements issued by the FASB and does not believe any accounting pronouncements issued through the date of this report will have a material impact on the Company’s condensed interim financial statements.

3. Inventory

Inventory as of March 31, 2026, and December 31, 2025, at $379,000 and $189,000, respectively, consists of RenovoCath finished goods manufactured under contract by the Company’s third-party RenovoCath manufacturer. Inventory expected to be sold more than twelve months from the balance sheet date is classified as inventory, non-current on the condensed balance sheets. Given the early stages of the Company’s commercialization strategy, there were nil reserves for inventory, as of March 31, 2026 and December 31, 2025, respectively.

4. Property and Equipment, Net

Property and equipment, net are as follows (in thousands):

	March 31, 2026	December 31, 2025
Property and equipment	$80	$14
Subtotal	80	14
Less accumulated depreciation	(3)	(2)
Property and equipment, net	$77	$12

Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. The useful life for furniture and equipment is seven years.

Depreciation expense for the three months ended March 31, 2026,was approximately $1,000.

5. Accrued Expenses

The components of accrued expenses are as follows (in thousands):

	March 31, 2026	December 31, 2025
Employee benefits	272	$748
Clinical trial	217	300
Current portion of operating lease liability	108	105
Other	204	10
Total accrued expenses	$801	$1,163

6. Fair Value Measurements

As of March 31, 2026, and December 31, 2025, the Company held cash equivalents of $11.8 million and $6.6 million, respectively, in a money market account.

The following tables summarize the Company’s financial assets and liabilities, measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	Fair Value Measurements at March 31, 2026 using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$11,754	$-	$-	$11,754
Total cash equivalents	$11,754	$-	$-	$11,754
Liabilities:
Common stock warrant liability	$-	$-	$701	$701
Total liabilities	$-	$-	$701	$701

	Fair Value Measurements at December 31, 2025 using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$6,640	$-	$-	$6,640
Total cash equivalents	$6,640	$-	$-	$6,640
Liabilities:
Common stock warrant liability	$-	$-	$604	$604
Total liabilities	$-	$-	$604	$604

There were no transfers between Level 1, Level 2 or Level 3 during the periods presented. The Company had no other financial assets or liabilities that were required to be measured at fair value on a recurring basis.

Common Stock Warrants Liability, Changes on Level 3 Liabilities Measured at Fair Value on a Recurring Basis

The following table reflects the change in the Company’s Level 3 common stock warrant liability for the three months ended March 31, 2026 (in thousands):

Fair value as of December 31, 2025	$604
Change in fair value	97
Fair value as of March 31, 2026	$701

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

The following table details the assumptions used in the Monte Carlo simulation to estimate the fair value of the common stock warrant liability:

	March 31, 2026	December 31, 2025
Stock price	$1.01	$0.84
Expected volatility	100.0% - 105.0%	102.0% - 122.0%
Expected term (years)	0.00 - 2.51	0.00 - 2.76
Risk-free interest rate	3.70% - 3.80%	3.53% - 3.67%
Dividend rate	- %	- %

There were no transfers between Level 1, Level 2 or Level 3 during the periods presented. The Company had no other financial assets or liabilities that were required to be measured at fair value on a recurring basis.

7. Leases, Commitments and Contingencies

Operating Leases

In October 2024, the Company entered into a 36-month non-cancelable operating lease, commencing on December 1, 2024, for approximately 1,900 rentable square feet of office space in Mountain View, California. The lease has a one-time option to renew the term for an extension period of 36 months. As of March 31, 2026, the office space lease had a remaining lease term of approximately 1.67 years (see Note 14 for information regarding a new office lease entered into by the Company as of April 1, 2026). The option to renew the term was not included for purposes of determining the right-of-use asset and associated lease liabilities as the Company determined that the renewal of the lease is not reasonably certain so only the original lease term was taken into consideration. The accounting lease commencement in accordance with ASC Topic 842, Leases, occurred on December 1, 2024, and the Company recorded a total associated right-of-use asset and corresponding lease liability of $285,000.

Classification of the Company’s operating lease on the condensed balance sheets are as follows (in thousands):

	March 31, 2026	December 31, 2025
Assets
Right-of-use operating asset	$167	$190
Liability
Operating lease liability – current	108	105
Operating lease liability – noncurrent	78	107
Total liability	$186	$212

The current operating lease of $108,000 is classified as an accrued expense on the condensed balance sheet, see “Note 5. Accrued Expenses” in Notes to Condensed Interim Financial Statements.

Lease expense and cash paid by lease type that was recognized during the three months ended March 31, 2026 and 2025 are as follows (in thousands):

	March 31,
	2026	2025
Operating lease	$29	$28
Short-term lease	-	-
Total lease expense	$29	$28

The minimum lease payments are expected to be as follows for the years ending December 31, (in thousands):

Remainder of 2026	$88
2027	111
Total lease payments	$199
Less imputed interest	(13)
Present value of operating lease liability	$186

The interest rate implicit in lease contracts is typically not readily determinable and as such, the Company uses its incremental borrowing rate of 7.75% based on the information available at the lease commencement date, which represents an internally developed rate that would be incurred to borrow, on a collateralized basis, over a similar term, an amount equal to the lease payments in a similar economic environment. As of March 31, 2026, the Company had a remaining lease term of 1.67 years.

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

As of March 31, 2026, the value of the Company’s outstanding non-cancellable purchase commitments associated with the supply agreement is approximately $0.5 million. Approximately $0.5 million has been achieved under the purchase commitment with $0.2 million in payments and $0.3 million accrued for as accounts payable on the condensed balance sheets as of March 31, 2026.

Warranties

The Company generally provides warranties for its products from manufacturing defects on a limited basis for a period of 60 days to 30 months. During the term of the warranty, if the device fails to operate properly from defects in materials and workmanship, the Company will replace the defective product.

The Company estimates the costs that it may incur under its warranty program based on the number of units sold, historical and anticipated rates of warranty claims, and cost per claim. The Company has experienced minimal warranty claims to date, and significant warranty claims are not expected, and accordingly no liability for warranty claims was recorded for the three month ended March 31, 2026 and year ended December 31, 2025.

Legal Proceedings

From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business. The Company was not subject to any material legal proceedings during the three months ended March 31, 2026, and no material legal proceedings are subsequently outstanding or pending.

Guarantees and Indemnification

In the ordinary course of business, the Company enters into agreements that may include indemnification provisions. As permitted under Delaware law and in accordance with its bylaws, the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. The Company is also party to indemnification agreements with its officers and directors. In some cases, the indemnification will continue after the termination of the agreement. The maximum potential amount of future payments that the Company could be required to make under these provisions is not determinable. The Company has never incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. The Company is not currently aware of any indemnification claims. Accordingly, the Company has not recorded any liabilities for these indemnification rights and agreements as of March 31, 2026.

8. Equity Incentive Plan – Stock-Based Compensation Expense

2021 Omnibus Equity Incentive Plan

On July 19, 2021, the Company’s Board of Directors (the “Board”) adopted the RenovoRx, Inc. 2021 Omnibus Equity Incentive Plan (the “2021 Plan”). The 2021 Plan, which became effective immediately prior to the closing of the IPO, initially reserved 2,185,832 shares of common stock, which included 10,832 shares of common shares reserved but unissued under the Amended and Restated 2013 Equity Incentive Plan (the “2013 Plan”). The Company’s 2013 Plan was terminated immediately prior to the closing of the IPO; however, shares subject to awards granted under the 2013 Plan continued to be governed by the 2013 Plan. In accordance with the terms of the 2021 Plan, on January 1, 2026, the number of shares reserved and available for issuance increased by 1,830,696 shares.

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

A summary of the stock option activity for the three months ended March 31, 2026 is as follows:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding as of December 31, 2025	4,417,727	$1.50	7.90	$88
Granted	12,000	$1.02	-	$-
Exercised	-	$-	-	$-
Forfeited	(6,250)	$1.27	-	$-
Expired	-	$-	-	$-
Outstanding as of March 31, 2026	4,423,477	$1.52	7.66	$325
Exercisable as of March 31, 2026	2,496,464	$1.82	6.79	$191
Vested and expected to vest as of March 31, 2026	4,423,477	$1.52	7.66	$325

As of March 31, 2026, there was $1.8 million of unrecognized stock-based compensation expense related to options granted but not yet amortized, which will be recognized over a weighted-average period of approximately 2.36 years.

For the three months ended March 31, 2026, and 2025, the Company utilized the Black-Scholes option-pricing model for estimating the fair value of the stock option granted. The Company estimated the fair value of each option grant on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2026	2025
Expected volatility	116.2%	115.1% – 118.0%
Expected term (years)	10.00	10.00
Risk-free interest rate	4.18%	4.27% – 4.79%
Dividend rate	-%	-%

The following table summarizes the components of stock-based compensation expense recognized in the Company’s Condensed Statements of Operations during the three months ended March 31, 2026, and 2025 (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Research and development	$111	$137
Selling, general and administrative	206	151
Total stock-based compensation expense	$317	$288

Restricted Stock Units and Restricted Stock Awards Issued for Services

Restricted stock units (“RSU”) are valued based on the closing price of the Company’s common stock on the date of the grant. The fair value of RSU is recognized and amortized on a straight-line basis over the requisite service period of the award.

A summary of the restricted stock units activity for the three months ended March 31, 2026 is as follows:

	Shares	Weighted- Average Grant Date Value
Outstanding as of December 31, 2025	-	$-
Granted	12,380	$1.04
Vested	(12,380)	$1.04
Forfeited	-	$-
Outstanding as of March 31, 2026	-	$-

During the three months ended March 31, 2026, and 2025, the Company recognized $317,000 and $288,000, respectively, in stock-based compensation expense from stock option grants and restricted stock awards. The compensation expense is allocated on a departmental basis, based on the classification of the option holder. No income tax benefits have been recognized in the statements of operations and comprehensive loss for stock-based compensation arrangements.

9. Common Stock Warrants

Common Stock Warrants

On March 17, 2026, the Company entered into a securities purchase agreement (the “March 2026 Securities Purchase Agreement”) in connection with a private placement offering by the Company (the “March 2026 Offering”) to 15 accredited investors or qualified institutional buyers (the “Investors”), five of whom are directors, officers or employees of the Company (the “Insiders”) and the remaining are non-affiliated institutional investors (the “Institutional Investors”). The March 2026 Offering closed on March 20, 2026.

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

The following is a summary of the common stock warrants activity during the three months ended March 31, 2026.

	Shares Issuable Upon Exercise of Outstanding Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value (In thousands)
Outstanding as of December 31, 2025	24,991,784	$2.3900	2.47	$59,802
Issued in March 2026 to:
Milestone Warrants	5,319,392	$1.7549	3.00	$9,335
Pre-funded warrants	2,200,000	$0.0001	-	-
Outstanding as of March 31, 2026	32,511,176	$2.13	2.18	$69,137

10. Income Taxes

The Company had no income tax expense for the three months ended March 31, 2026, and 2025. The Company’s effective income tax rate was 0% for the three months ended March 31, 2026. During the three months ended March 31, 2026, and 2025, the Company had a net operating loss (“NOL”) for each period that generated deferred tax assets for NOL carryforwards. Deferred income tax assets and liabilities are recognized for temporary differences between the financial statements and income tax carrying values using tax rates in effect for the years such differences are expected to reverse. Due to uncertainties surrounding our ability to generate future taxable income and consequently realize such deferred income tax assets, the Company has determined that it is more likely than not that these deferred tax assets will not be realized. Accordingly, the Company has established a full valuation allowance against its deferred tax assets as of March 31, 2026.

The Company’s policy is to recognize any interest and penalties related to unrecognized tax benefits as a component of income tax expense. For the three months ended March 31, 2026, and 2025, the Company had no accrued interest or penalties related to uncertain tax positions.

11. Net Loss Per Share

Basic and diluted net loss per common share was calculated as follows (in thousands except per share amounts):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net loss	$(3,521)	$(2,420)
Denominator:
Weighted average shares used in computing net loss per share – basic and diluted	38,032,421	31,395,888
Net loss per share – basic and diluted	$(0.09)	$(0.08)

For the three months ended March 31, 2026, and 2025, the Company had a net loss and as such, all outstanding shares of potentially dilutive securities were excluded from the calculation of diluted net loss per share as the inclusion would be anti-dilutive.

Potentially dilutive securities not included in the computation of diluted net loss per share because to do so would be antidilutive are as follows (in common stock equivalent shares):

	As of March 31,
	2026	2025
Options to purchase common stock	4,423,477	398,223
Common stock warrants	32,511,176	6,439,893
Total	36,934,653	6,838,116

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

The following table is representative of revenue and significant expense categories regularly provided to the CODM when managing the Company’s single reporting segment (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenues	$563	$197
Program expenses (1)
Clinical trial studies(1)	422	758
Manufacturing, RenovoCath	236	250
Other research and development expenses	57	127
Non-program expenses (2)	1,527	1,106
Personnel compensation and related expenses, including share-based compensation	1,789	1,067
Other segment items (3)	53	(691)

Net loss	$(3,521)	$(2,420)

(1)
Includes external research expenses, clinical studies, manufacturing including manufacturing and non-recurring engineering costs, professional and consulting, regulatory, and trade shows for 2026.
(2)
Includes selling, general and administrative expenses for professional and consulting expenses, audit fees, board fees, legal expenses, insurance expenses, travel, marketing expenses for 2026 and other office expenses.
(3)
Includes interest income and interest expense and gain recognized on the fair value of common stock warrant liability.

Major Customers

For the three months ended March 31, 2026 and 2025, five customers, Customers A, B, C, D and E, accounted for more 10% of the Company's total revenue. For the three months ended March 31, 2026, Customers A, B and C accounted for 27.2%, 15.2% and 13.6%, respectively. For the three months ended March 31, 2025, Customers A accounted for 34.8% and Customers D and E each accounted for 26.1%.

13. Related Party Transactions

Dr. Ramtin Agah has served as the Company’s Chief Medical Officer and Co-Founders since December 2009, and as Chairman of the Board since May 2018. In January 2018, the Company entered into a consulting agreement with Dr. Agah pursuant to which Dr. Agah provides monthly consulting services as the Company’s Chief Medical Officer by overseeing Company-sponsored clinical trials. Since 2018 the Company has amended Dr. Agah’s consulting agreement and may, in the Company’s discretion, proportionally adjust the monthly consulting fee if Dr. Agah’s time commitment increases or decreases. The consulting agreement may be terminated by either party on 30 days’ notice. The consulting agreement amendment also provides for Dr. Agah’s eligibility for an annual target cash incentive bonus equal to 40% of his annualized base consulting fee. In November 2025, the Company amended and restated the Change in Control and Severance Agreement with Dr. Agah. In January 2024, Dr. Agah was awarded options to purchase 125,132 shares of the Company’s common stock, vesting monthly over four years. In addition, in January 2024, Dr. Agah was awarded 28,424 shares of fully vested options to purchase the Company’s common stock. In April and July 2025, Dr. Agah was awarded options to purchase 254,542 and 63,636 shares, respectively, of the Company’s common stock vesting monthly over four years. Consulting fees paid to Dr. Agah for the years ended December 31, 2025 were $337,000. In addition, the Board approved a discretionary bonus to Dr. Agah in recognition of Company and individual performance during the periods ended March 31, 2026 and December 31, 2025, of $96,000 and $121,000, respectively.

On March 24, 2026, the board of directors (the “Board”), formally appointed Dr. Ramtin Agah, Chief Medical Officer and Chairman of the Board of the Company, to the newly created position of Executive Chairman, effective February 27, 2026. In connection with his roles as Chief Medical Officer and Executive Chairman, Dr. Agah accepted an offer letter from the Company on the same date (the “Agah Offer Letter”) to amend, restate and replace certain Consulting Agreement, dated January 1, 2018, between Dr. Agah and the Company. Dr. Agah acknowledged that certain Amended and Restated Change in Control and Severance Agreement, dated November 10, 2025, between the Company and Dr. Agah, remained in full force and effect.

14. Subsequent Event

On April 1, 2026, the Company terminated the existing lease agreement, without penalty, and entered into a 33 month non-cancelable operating lease for different space within the same office building , commencing on April 1, 2026 and ending on December 31, 2028. The lease has a one-time option to renew the term for an extension period of 36 months. The office space lease has a lease term of approximately three years.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, all references in this section to the “Company,” “we,” “us,” or “our” refer to RenovoRx, Inc. You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed interim condensed financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, our management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2025, which is included in our 2025 Annual Report on Form 10-K.

This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that reflect our plans, estimates, and beliefs that involve risks and uncertainties, including those described in the section of this Report titled “Cautionary Note Regarding Forward-Looking Statements.” Our actual results and the timing of selected events could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those set forth under the section titled “Risk Factors” included elsewhere in this Report and in the 2025 Annual Report.

As used herein, the term “common stock” refers to our common stock, par value $0.0001 per share.

Overview

We are a life sciences company developing innovative targeted oncology therapies and commercializing RenovoCath®, a novel, FDA-cleared local drug-delivery device, targeting high unmet medical needs.

Our patented Trans-Arterial Micro-Perfusion (TAMP™) therapy platform is designed for targeted therapeutic delivery across the arterial wall near the tumor site to bathe the target tumor locally, while potentially minimizing a therapy’s toxicities versus systemic intravenous chemotherapy. RenovoRx’s novel approach to targeted treatment offers the potential for increased safety, tolerance, and improved efficacy, and our mission is to transform the lives of cancer patients by providing innovative solutions to enable targeted delivery of therapeutic agents. We hold a strong and growing global intellectual property portfolio with 19 issued or allowed patents and 14 published and pending patents covering our TAMP therapy platform and RenovoCath.

We are actively commercializing the TAMP therapy platform and RenovoCath as a stand-alone device. In its first full year of commercial efforts, we generated approximately $1.1 million in RenovoCath sales. We saw further acceleration in the commercial rollout of RenovoCath during the first quarter of 2026, achieving our strongest quarterly revenue performance to date. Revenue totaled $563,000 for the quarter, representing a 136% quarter-over-quarter increase compared to the fourth quarter of 2025 and totaling more than 50% of our total revenue generated in 2025. This significant growth reflects continued expansion of active commercial cancer centers and increasing procedural utilization of RenovoCath across our installed base. We define "active" commercial cancer centers as centers where doctors are actively treating patients with RenovoCath.

Our commercial model remains centered on active cancer center expansion, with additional centers driving increased procedures and revenue growth. We began 2025 with 5 active commercial cancer centers, and by end of the year, we had grown to 8. As of May 6, 2026, we had 16 active centers. We are also advancing a robust pipeline of 32 additional centers in various stages of evaluation, approval, and onboarding, representing a significant expansion of our near-term commercial footprint. In total, these 48 centers have approximately quadrupled our near-term commercial sales pipeline compared to the first quarter of 2025, reflecting the rapid expansion of our commercial footprint year-over-year. Up to 15 TIGeR-PaC Phase III clinical trial sites that have previously utilized RenovoCath are expected to continue transitioning to commercial clinical use following completion of trial enrollment. These anticipated conversions represent a meaningful opportunity to drive incremental revenue growth in the second half of 2026. We continue to target 36 active commercial cancer centers by year-end 2026.

We continue to observe organic repeat ordering behavior from existing customers, which we view as a key indicator of physician satisfaction and clinical utility. As physicians incorporate RenovoCath into routine clinical practice, repeat utilization is expected to drive sustained and compounding revenue growth. The combination of record quarterly revenue, rapid active cancer center expansion, and strong repeat ordering behavior demonstrates accelerating commercial momentum and supports the long-term opportunity for RenovoCath as both a standalone device and a foundational platform for future drug-device combination therapies.

We continue to estimate that the initial total addressable market (TAM) for RenovoCath as a stand-alone device represents an approximately $400 million peak annual U.S. sales opportunity, with long-term, several-billion-dollar potential as the platform expands into additional solid tumor indications.

We are also evaluating our novel drug-device combination oncology product candidate (intra-arterial gemcitabine delivered via RenovoCath, known as "IAG") in the ongoing Phase III TIGeR-PaC trial. IAG is being evaluated by the Center for Drug Evaluation and Research (the drug division of the FDA) under a U.S. investigational new drug application that is regulated by the FDA’s 21 CFR 312 pathway. IAG utilizes RenovoCath indicated for temporary vessel occlusion in applications including arteriography, preoperative occlusion, and chemotherapeutic drug infusion.

The IAG combination product candidate, which is enabled by the RenovoCath device, is currently under investigation and has not been approved for commercial sale. RenovoCath used with the approved chemotherapy gemcitabine received Orphan Drug Designation for pancreatic cancer and bile duct cancer, which provides seven years of market exclusivity upon new drug application approval by the FDA.

Advancement of the ongoing Phase III TIGeR-PaC clinical trial evaluating intra-arterial delivery of gemcitabine (IAG) via the RenovoCath device for the treatment of locally advanced pancreatic cancer (LAPC) continued in the first quarter of 2026. Based on current projection we expect to send notification of closure of enrollment in the trial in the beginning of June, completing our milestone of finishing trial enrollment by the end of June 2026. As of May 14, 2026, 106 patients had been randomized in the trial, representing approximately 93% of the required 114 patients, and currently there are 12 enrolled patients in induction, which gives rise to the expectation that enrollment will be closed by the end of June. Seventy-four events (i.e., patient deaths) have been observed of the 86 events required to trigger the final analysis. We continue to anticipate final data in mid to late 2027.

During the first quarter of 2026, we continued to execute on key operational priorities for TIGeR-PaC, including patient enrollment, site engagement, and maintaining protocol adherence across our clinical network. These efforts build on the successful completion of the second interim analysis in 2025, after which the independent Data Monitoring Committee recommended continuation of the trial without modification. In alignment with standard clinical trial practices and to preserve trial integrity, we elected to defer publication of interim data until study completion.

We expect that TIGeR-PaC trial sites will continue transitioning to commercial use following completion of enrollment, representing a meaningful potential driver of revenue growth in the second half of 2026. We continue to view the TIGeR-PaC trial as an important long-term value driver, while emphasizing that our current commercial strategy is independent of the trial’s ultimate outcome and timeline.

We continue to advance broader clinical programs by generating new data through our continued support of investigator-initiated trials (IIT) in borderline resectable and metastatic pancreatic cancer, use of other agents beyond gemcitabine (the chemotherapy being used in TIGeR-PaC), and use of TAMP in other solid tumors. Registry and IIT studies are capital-efficient studies providing meaningful data that may further broaden the application for the TAMP therapy platform which is enabled by RenovoCath.

Commercialization of RenovoCath

Until 2025, we focused our efforts primarily on progressing IAG through our ongoing Phase III TIGeR-PaC study for LAPC. The clinical efforts led to unsolicited (and subsequently solicited) feedback from oncologists, surgeons, and interventional radiologists regarding our technology, indicating a demand and commercial opportunity for targeted delivery of diagnostic and/or therapeutic agents. As a result, during the first half of 2024, we began to actively explore a new opportunity to market and sell RenovoCath as a standalone device. We launched this effort with relatively little capital outlay, and in December 2024, we announced the receipt of our first commercial purchase orders for RenovoCath devices with over ten medical institutions initiating the purchase process, while in discussions with more than twenty other institutions.

We are actively commercializing the TAMP therapy platform and RenovoCath as a stand-alone device. In our first full year of commercial efforts, we generated approximately $1.1 million in RenovoCath sales. We saw further acceleration in the commercial rollout of RenovoCath during the first quarter of 2026, achieving our strongest quarterly revenue performance to date. Revenue totaled $563,000 for the quarter, representing a 136% quarter-over-quarter increase compared to the fourth quarter of 2025 and totaling more than 50% of our total revenue generated in 2025. This significant growth reflects continued expansion of active commercial cancer centers and increasing procedural utilization of RenovoCath across our installed base. We define "active" commercial cancer centers as centers where doctors are actively treating patients with RenovoCath.

Our commercial model remains centered on active cancer center expansion, with additional centers driving increased procedures and revenue growth. We began 2025 with 5 active commercial cancer centers, and by end of the year, we had grown to 8. As of May 6, 2026, we had 16 active centers. We are also advancing a robust pipeline of 32 additional centers in various stages of evaluation, approval, and onboarding, representing a significant expansion of its near-term commercial footprint. In total, these 48 centers have approximately quadrupled our near-term commercial sales pipeline compared to the first quarter of 2025, reflecting the rapid expansion of our commercial footprint year-over-year. Up to 15 TIGeR-PaC Phase III clinical trial sites that have previously utilized RenovoCath are expected to continue transitioning to commercial clinical use following completion of trial enrollment. These anticipated conversions represent a meaningful opportunity to drive incremental revenue growth in the second half of 2026. We continue to target 36 active commercial cancer centers by year-end 2026.

We continue to observe organic repeat ordering behavior from existing customers, which we view as a key indicator of physician satisfaction and clinical utility. As physicians incorporate RenovoCath into routine clinical practice, repeat utilization is expected to drive sustained and compounding revenue growth. The combination of record quarterly revenue, rapid active cancer center expansion, and strong repeat ordering behavior demonstrates accelerating commercial momentum and supports the long-term opportunity for RenovoCath as both a standalone device and a foundational platform for future drug-device combination therapies.

We continue to estimate that the initial total addressable market (TAM) for RenovoCath as a stand-alone device represents an approximately $400 million peak annual U.S. sales opportunity, with long-term, several-billion-dollar potential as the platform expands into additional solid tumor indications.

Clinical Research and Scientific Programs

Our ongoing Phase III TIGeR-PaC clinical trial is studying the IA administration of gemcitabine to treat LAPC following stereotactic body radiation therapy (“SBRT”). The study compares the treatment of LAPC using IA delivery of gemcitabine with RenovoCath versus systemic, standard of care, IV administration of gemcitabine and nab-paclitaxel. Our protocol for TIGeR-PaC involves systemic chemotherapy and SBRT during the induction phase of the study (prior to randomization). In December 2021, we amended our protocol and statistical analysis plan for TIGeR-PaC (the “Modified SAP”) to (i) enroll and analyze only patients receiving SBRT during the induction phase, (ii) include a second interim analysis, (iii) change the total number of patients randomized in the study to 114 with a total of 86 events (deaths) from SBRT patients required to complete the final analysis, and (iv) repower the study from 90% to 80%. The change to the 80% power calculation aligns with common practice for clinical trials and we believe this design will shorten the timeframe needed to complete the study, as well as significantly decrease its cost. We have not discussed the protocol amendment or the Modified SAP with the FDA, and we cannot provide any assurance that the FDA will agree with these modifications, but these modifications have been submitted to the FDA.

The first interim analysis in the Phase III TIGeR-PaC study at the 26th event (death) of the specified events was completed in March 2023, with the study's independent data monitoring committee (DMC) recommending a continuation of the study. The interim analysis showed a 6-month median overall survival benefit for patients (nearly a 60% improvement) versus the study control arm and current standard of care: IV administration of gemcitabine and nab-paclitaxel. Patients also had greater than 65% reduction in adverse events with RenovoCath with gemcitabine vs. standard of care.

In the second quarter of 2025, the 52nd event triggered the second pre-planned interim analysis to be reviewed by the DMC. The DMC concluded its review and recommended that we continue with the trial, without modification. To avoid compromising the integrity of the trial with the FDA, and after discussions with the DMC and consultation with our regulatory advisors, we elected to defer publishing the interim data. We will revisit publishing the actual second interim data, most likely upon completion of the study as is common practice for Phase III trials.

Advancement of the trial continued in the first quarter of 2026. Based on current projections, we expect to send notification of closure of enrollment in the trial in the beginning of June, completing our milestone of finishing trial enrollment by the end of June 2026. As of May 14, 2026, 106 patients had been randomized in the trial, representing approximately 93% of the required 114 patients, and currently there are 12 enrolled patients in induction, which gives rise to our expectation that enrollment will be closed by the end of June. Seventy-four events (i.e., patient deaths) have been observed of the 86 events required to trigger the final analysis. We continue to anticipate final data in mid to late 2027.

During the first quarter of 2026, we continued to execute on key operational priorities for TIGeR-PaC, including patient enrollment, site engagement, and maintaining protocol adherence across our clinical network. These efforts build on the successful completion of the second interim analysis in 2025, after which the independent DMC recommended continuation of the trial without modification. In alignment with standard clinical trial practices and to preserve trial integrity, we elected to defer publication of interim data until study completion.

We expect that TIGeR-PaC trial sites will continue transitioning to commercial use following completion of enrollment, representing a meaningful potential driver of revenue growth in the second half of 2026. We continue to view the TIGeR-PaC trial as an important long-term value driver, while emphasizing that our current commercial strategy is independent of the trial’s ultimate outcome and timeline.

We continue to advance broader clinical programs by generating new data through our continued support of investigator-initiated trials (IIT) in borderline resectable and metastatic pancreatic cancer, use of other agents beyond gemcitabine (the chemotherapy being used in TIGeR-PaC), and use of TAMP in other solid tumors. Registry and IIT studies are capital-efficient studies providing meaningful data that may further broaden the application for the TAMP therapy platform which is enabled by RenovoCath.

In terms of scientific data, in January 2026, a pharmacokinetic subset study of the TIGeR-PaC trial was presented at the 2026 ASCO Gastrointestinal (GI) Cancers Symposium by a TIGeR-PaC Investigator from the University of Pittsburgh Medical Center. The abstract offers insight that supports the potential effectiveness of the TAMP therapy platform in LAPC. The abstract concludes that TAMP and IAG resulted in reduced systemic levels of gemcitabine and increased levels of its inactive metabolite compared with IV gemcitabine. A full paper is submitted for publication later this year.

Cash Resources, History of Losses and Planned Activities

We have incurred significant operating losses and generated negative cash flows from operations since our inception. As of March 31, 2026, we had cash and cash equivalents of $12.4 million. We reported net losses of $3.5 million and $2.4 million for the three months ended March 31, 2026, and 2025, respectively. As of March 31, 2026, we had an accumulated deficit of $64.9 million. We expect to continue to incur significant expenses, operating losses and negative cash flows while we seek to grow our revenues from RenovoCath commercial sales and work towards our goal of cashflow positive operations. We will not generate revenues from IAG sales unless and until we successfully complete development and obtain regulatory approval for IAG or another product candidate. Given economic and market conditions and timing of regulatory approval, we expect that our expenses will increase in connection with our ongoing commercial, research and development activities, particularly if and when we decide to:

•
Advance clinical development of IAG and our platform technology by continuing to enroll patients in our ongoing Phase III TIGeR-PaC clinical trial, expand the number of clinical trials, and advance IAG through other preclinical and clinical pipeline indication opportunities beyond LAPC;

•
Make investments as we deem necessary to expand our commercial sales operation for RenovoCath;
•
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

Due to our recurring operating losses and the expectation that we will continue to incur net losses in the future, there is a risk that we will be required to raise additional capital at some point to continue the commercialization of RenovoCath and complete the development of and gain regulatory approval for IAG or any other of our future potential product candidates. We have historically financed our operations primarily through private and public sales of our equity (including warrants to purchase common stock). To raise additional capital, we may seek to sell additional equity and/or debt securities, obtain a credit facility or other loan or enter into collaborations, licenses or other similar arrangements, which we may not be able to do on favorable terms, or at all.

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

Our condensed interim financial statements as of March 31, 2026, have been prepared on a going concern basis and do not include any adjustments that may result from the outcome of this uncertainty. Based on our operating plans, we expect that our current cash and cash equivalents as of the date of this Report will be sufficient to fund our operating, investing and financing cash flow needs at least the next 12 months from the date of issuance of this report, assuming our commercial strategy and our development programs advance as currently contemplated.

As a result, while we believe we do not need to raise new capital for at least a year, we are faced with the risk of requiring significant additional funding at some point to support our operations. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through private or public equity financings, debt financings and collaborations, licenses or other similar arrangements. We currently have no credit facility or committed sources of capital. To the extent that we raise additional capital through the future sale of equity or debt, the ownership interests of our stockholders will be diluted and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds through the issuance of debt securities, these securities could contain covenants that could restrict our operations. We may require additional capital beyond our currently anticipated amounts and additional capital may not be available on reasonable terms, or at all. If we raise additional funds through collaboration arrangements or other strategic transactions in the future, we may have to relinquish valuable rights to our technologies or future revenue streams or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through private or public equity financings or debt financings when needed, we may be required to delay, limit, reduce or terminate development or future commercialization efforts, and we may be unable to continue as a going concern. If we are unable to continue as a going concern, we might have to liquidate our assets and the value we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our condensed interim financial statements, and our shareholders may lose their entire investment in our common stock.

Components of Our Results of Operations

Revenue

In the fourth quarter of 2024, we began to derive revenue through the sale of our RenovoCath device on a standalone basis directly to end users (i.e., hospitals and cancer treatment centers), and revenue generation from such activity continued for the entire year ended December 31, 2025 and accelerated in the first quarter of 2026. We consider customer purchase orders, which in some cases are governed by master sales agreements or standard terms and conditions, to be the contracts with a customer. Our contracts with customers typically contain a single performance obligation, which is the delivery of the RenovoCath device. We recognize revenue from sales of products at the point in time that the customer obtains control, which is typically based upon the terms of delivery. In determining the transaction price, we evaluate whether the price is subject to refund or adjustment to determine the net consideration to which it expects to be entitled. The only type of variable consideration we offer is limited return rights relating primarily to product damage or defects identified upon receipt, and therefore we expect minimal returns. Returns are estimated taking into consideration several factors including these limited product return rights, historical return activity, and other relevant factors. As of March 31, 2026 and December 31, 2025, we recorded nil of allowance for returns.

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

Selling, General and Administrative

Selling, general and administrative expenses consist of salaries, benefits, and stock-based compensation for personnel in executive, finance and administrative functions, professional services and associated costs related to accounting, tax, audit, legal, intellectual property and other matters, consulting costs, marketing, conferences, travel and allocated expenses for rent, insurance and other general overhead costs. We expect to continue to incur additional expenses as a result of operating as a public company, including costs to comply with the rules and regulations of the Securities and Exchange Commission, or SEC, and Nasdaq listing standards and increased expenses in the areas of insurance, professional services and investor relations. As a result, we expect our selling, general and administrative expenses to increase in the foreseeable future. Selling, general and administrative expenses are expensed as incurred.

Other Income (Expense), Net

Interest Income, Net

Interest expense consists of expense for the amortization of Directors and Officers liability insurance premiums.

Interest income is earned from cash deposited in our short-term marketable securities and money market account.

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability represents the gain or loss reported from the change in the fair value of the common stock warrant liability for warrants issued under the registered direct offering. On April 3, 2023, we completed a registered direct offering financing issuing common shares and common stock warrants. The fair value of the common stock warrant per share was $0.36 and $0.31 on March 31, 2026, and December 31, 2025, respectively. The increase in the fair value was primarily due to the increase in our stock price combined with a shorter number of years remaining to the warrant expiration date.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

The following table summarizes the significant components of our results of operations for the periods presented (in thousands, except percentages):

	Three Months Ended March 31,		Increase / (Decrease)
	2026	2025	$	%
	(unaudited)
Revenues	$563	$197	$366	186%
Cost of revenues	84	94	(10)	(11)%
Gross profit	479	103	376	365%

Operating expenses:
Research and development	$1,228	$1,642	$(414)	(25)%
Selling, general and administrative	2,720	1,571	1,149	73%
Total operating expenses	3,948	3,213	735	23%
Loss from operations	(3,469)	(3,110)	(359)	12%
Other income (expense), net
Interest and dividend income	45	106	(61)	(58)%
Change in fair value of common warrant liability	(97)	584	(681)	(117)%
Total other income (expense), net	(52)	690	(742)	(108)%
Net loss	$(3,521)	$(2,420)	$(1,101)	45%

Revenue

We recognized approximately $563,000 of revenue from sales of RenovoCath for the three months ended March 31, 2026, compared to $197,000 for the same period last year, representing a significant increase in sales volume. We expect to grow revenue from RenovoCath sales on a sequential quarter-by-quarter basis for the remainder of 2026.

Cost of Revenue

Cost of revenue was approximately $84,000 for the three months ended March 31, 2026, compared to approximately $94,000 of revenue for the same period last year. The decrease in costs of revenue is due to the costs of devices sold for the three months ended were manufactured under our Medical Murray supply agreement of approximately $1,200 per device. Prior to the Medical Murray supply agreement, devices sold for the same period as last year were manufactured based on time and materials, approximately $8,300 per device.

Research and Development

Research and development expenses were approximately $1.2 million for the three months ended March 31, 2026, compared to $1.6 million for the same period last year, a decrease of $0.4 million. The period-over-period decrease in research and development expenses is primarily driven by a decrease in clinical development of $0.3 million due to costs associated with our ongoing Phase III clinical trial study TIGeR-PaC, a decrease in selling, general, and administrative expenses allocated to research and development costs of $0.2 million, and clinical, oncology and interventional radiology conferences and other scientific trade shows activities decreased of $0.1 million. The decrease was off-set by an increase in employee and related benefit costs of $0.2 million primarily due to an increase in employees and salaries changes associated with cost-of-living adjustments. Non-recurring engineering costs for the development of the next generation of our RenovoCath delivery system and regulatory expenses remained relatively unchanged from the same period as last year. We anticipate research and development expenses to increase in 2026 as we advance our clinical development of IAG and the develop of our next generation RenovoCath device including incurring expenses for the filing of a 510(k) with the FDA next year at least 90 days before the device is offered for sale.

Selling, General and Administrative

Selling, general and administrative expenses were approximately $2.7 million for the three months ended March 31, 2026, compared to $1.6 million for the same period last year, an increase of approximately $1.1 million. The period-over-period increase in selling, general and administrative expenses is primarily driven by an increase in head count and employee and related benefit costs of $0.5 million as we increased our efforts on expanding our commercialization program of increasing pipeline and active customers and revenue. Professional and consulting increased by $0.2 million, including travel related expenses of $0.1 million primarily due to supporting the commercialization strategy including other selling, general and administrative expenses of $0.1 million. The increase was further impacted by a decrease in selling, general, and administrative expenses allocated to research and development expenses of $0.2 million. We anticipate selling, general and administrative expenses to increase during 2026 as we progress with our commercialization activities for our RenovoCath delivery system, due primarily to increase hiring of sales and marketing personnel which is expected to continue.

Other Income (Expense)

Other expense was approximately $52,000 for the three months ended March 31, 2026, compared to other income of approximately $0.7 million for the same period last year. The increase in expense was primarily due to a $0.7 million change in the fair value of the common warrant liability.

Liquidity and Capital Resources

From our inception through March 31, 2026, we had raised an aggregate of $81.4 million, primarily from private placements of convertible preferred stock, convertible debt securities, the issuance of securities in public and private placement offerings and the exercise of common stock warrants and common stock options. After deducting underwriting discounts and commissions, placement agent fees and other offering expenses, our net proceeds from these offerings were $72.4 million. As of March 31. 2026, we had cash and cash equivalents of $12.4 million.

We have incurred significant losses and negative cash flows from operations since our inception. For the three months ended March 31, 2026, we recorded a net loss of $3.5 million and an accumulated deficit of $64.9 million. Depending on our commercialization efforts with RenovoCath, we do not expect to generate positive cash flows from operations in the foreseeable future, although that is an important goal for our commercial efforts. We also expect to incur losses from our clinical activities until regulatory approval is granted for our first product candidate, IAG. Regulatory approval is not guaranteed and may never be obtained. We may also pursue other revenue-generating strategies such as licensing or collaboration agreements. No assurances can be made that we will pursue these strategies, and even if we do, there is a risk that we will be unable to generate revenue from such activities.

We have believe we will be able to continue to raise additional required capital as needed through debt financings, private or public equity financings (including our at the market offering program), potential exercises of outstanding warrants, license agreements, collaborative agreements or other arrangements with other companies, or other sources of financing. There can be no assurance that such financing will be available as and when needed or will be at terms acceptable to us. The inability to raise capital as and when needed would have a negative impact on our liquidity, financial condition and our ability to pursue our business strategy. We will need to generate significant revenue from commercial sales of RenovoCath or otherwise to achieve cashflow positive operations or profitability, and we may never do so. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our clinical trials or other operations. If any of these events occur, our ability to achieve our operational goals would be adversely affected. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described in the section of this Report and our 2025 Annual Report titled “Risk Factors.” Depending on the severity and direct impact of these factors on us, we may be unable to secure additional financing to meet our operating requirements on commercially acceptable terms favorable to us, or at all.

On March 20, 2026, we closed on a private placement offering to 15 accredited investors, of which 5 were insider investors, and issued 8,438,790 shares of common stock, 2,200,000 pre-funded warrants, and 5,319,392 revenue milestone warrants, representing 50% warrant coverage. The revenue milestone warrants have an exercise price equal to two times (2x) the purchase price paid for the shares of common stock in the offer, and they expire on the earlier of: (i) 30 days of our reporting $1.5 million in gross product sales in any fiscal quarter and (ii) March 30, 2029. We raised an aggregate gross proceeds of $10.0 million in this financing, before deducting placement agent fees and other legal and professional fees of approximately $0.7 million. In addition, we incurred approximately $0.3 million of issuance costs.

As of the date of this Report, we believe that we have sufficient cash resources, including our private placement closing in March 2026 described above, to allow us to fund our operating, investing and financing cash flow needs through at least the next 12 months. The accompanying unaudited condensed interim financial statements have been prepared assuming that we will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The accompanying unaudited condensed interim financial statements do not reflect any adjustments relating to the recoverability and reclassification of assets and liabilities that might be necessary if we are unable to continue as a going concern.

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

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash provided by (used in):
Operating activities	$(3,709)	$(3,381)
Investing activities	-	(2)
Financing activities	9,047	10,811
Increase in cash and cash equivalents	$5,338	$7,428

Net Cash Used in Operating Activities

Cash used in operating activities for the three months ended March 31, 2026, reflected a net loss of $3.5 million, non-cash charges of $0.4 million, and a net change in our operating assets and liabilities of $0.6 million.

Cash used in operating activities for the three months ended March 31, 2025, reflected a net loss of $2.4 million, non-cash charges of $0.3 million, and a net change in our operating assets and liabilities of $0.7 million.

Cash Used in Investing Activities

Cash used in investing activities for the three months ended March 31, 2025, consisted of $2,000 for the purchase of property and equipment.

Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2026 was $9.0 million, consisting primarily of net proceeds from the public equity offering.

Net cash provided by financing activities for the three months ended March 31, 2025 was $10.8 million, consisting primarily of net proceeds from the public equity offering.

Contractual Obligations and Other Commitments

There have been no material changes in our contractual obligations or other commitments since we filed our 2025 Annual Report.

Critical Accounting Policies and Significant Judgments and Estimates

The accompanying management’s discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed interim financial statements and the related disclosures, which have been prepared in accordance with GAAP. The preparation of these unaudited condensed interim financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts in our unaudited condensed interim financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. Our critical accounting policies and estimates are detailed in our 2025 Annual Report.

There have been no significant changes to our critical accounting policies or significant judgments and estimates for the three months ended March 31, 2026, from those previously disclosed in our 2025 Annual Report.

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

Recently Issued and Adopted Accounting Pronouncements

There were no new accounting pronouncements that were issued or became effective since the issuance of our 2025 Annual Report that had, or are expected to have, a material impact on our unaudited condensed balance sheets, unaudited condensed statement of operations or unaudited condensed statement of cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The disclosures in this Item are not required because we qualify as a smaller reporting company under federal securities laws.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2026. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our periodic reports filed with the SEC (such as this Quarterly Report on Form 10-Q) has been appropriately recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Based on their evaluation of our disclosure controls and procedures as of March 31, 2026, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting since we filed our 2025 Annual Report.

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

Item 1A. Risk Factors

An investment in our securities is speculative and involves a high degree of risk. You should carefully consider the risk factors below, as well as the other information in this Report, including our unaudited interim condensed financial statements and the related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in our other public filings in evaluating our business, including those risk factors included in our 2025 Annual Report. The occurrence of any of the events or developments described in our 2025 Annual Report, or summarized below or described elsewhere in this Report could harm our business, financial condition, results of operations, growth prospects or stock price. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations and the market price of our common stock.

Risk Factors Summary

The following is a summary of principal factors and uncertainties that make investing in shares of our common stock risky and impact our ability to execute on our business strategy include risks regarding the following. This summary is not exhaustive, and readers are therefore encouraged to review the “Risk Factors” section herein and the “Risk Factors” section in our 2025 Annual Report in their entirety:

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

We are also providing the following updated risk factor on a voluntary basis:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

The March 2026 Securities Purchase Agreement contains customary agreements, covenants, representations and warranties of our company and the Investors. Pursuant to the Securities Purchase Agreement, we agreed to file a registration statement for the resale of the Shares and the Warrant Shares (the “Resale Registration Statement”) with the SEC within 30 days after the date of March 2026 Securities Purchase Agreement (the “Initial Filing Date”) and to use commercially reasonable efforts to cause the Resale Registration Statement to become effective within 30 days following the Initial Filing Date (the “Effectiveness Date”). We filed the Resale Registration Statement on April 16, 2026, and the Resale Registration Statement was declared effective on April 27, 2026, with the result that we met our Initial Filing Date and Effectiveness Date requirements.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Sixth Amended and Restated Certificate of Incorporation of RenovoRx, Inc.	8-K	001-40738	3.1	August 31, 2021
3.2	Amended and Restated Bylaws of RenovoRx, Inc.	8-K	001-40738	3.1	September 11, 2023
4.1	Form of Private Common Stock Warrant (related to the 2020 Convertible Notes and 2021 Convertible Notes)	10-Q	001-40738	4.1	November 15, 2021
4.2	Form of Underwriter’s Warrant	S-1	333-258071	4.1	August 25, 2021
4.3	Form of Warrant Agent Agreement (including the terms of the Warrants)	S-1	333-258071	4.2	August 25, 2021
4.4	Specimen Stock Certificate evidencing the Shares of Common Stock	S-1	333-258071	4.4	August 25, 2021
4.5	Form of Warrant Certificate	S-1	333-258071	4.5	August 25, 2021
4.6	Form of Pre-Funded Common Stock Purchase Warrant	8-K	001-40738	4.1	April 3, 2023
4.7	Form of Common Stock Purchase Warrant	8-K	001-40738	4.2	April 3, 2023
4.8	Warrant to Purchase Common Stock of RenovoRx, Inc.	8-K	001-40738	10.3	January 29, 2024
4.9	RenovoRx Placement Agent Warrant	8-K	001-40738	10.5	January 29, 2024
4.10	Form of Pre-Funded Common Stock Purchase Warrant of RenovoRx, Inc.	8-K	001-40738	10.2	April 15, 2024
4.11	Form of Series A Warrant to Purchase Common Stock of RenovoRx, Inc.	8-K	001-40738	10.3	April 15, 2024
4.12	Form of Series B Warrant to Purchase Common Stock of RenovoRx, Inc.	8-K	001-40738	10.4	April 15, 2024
4.13	Form of Placement Agent Warrant to Purchase Common Stock of RenovoRx, Inc.	8-K	001-40738	10.5	April 15, 2024
4.14	Common Stock Purchase Warrant Issued to Medical Murray, Inc., dated September 25, 2024	10-Q	001-40738	4.14	November 13, 2024
4.15	Form of Underwriter Warrant issued in February 2025 Public Offering	8-K	001-40738	4.1	February 10, 2025
4.16	Form of Pre-Funded Warrant Issued to Investors in the March 2026 Private Placement	8-K	001-40738	4.1	March 23, 2026
4.17	Form of Milestone Warrant Issued to Investors in the March 2026 Private Placement	8-K	001-40738	4.2	March 23, 2026
10.1+#	Consulting Agreement, dated February 4, 2026, by and between the Company and Mark Voll	8-K	001-40738	10.1	February 6, 2026
10.2	Form of Securities Purchase Agreement in the March 2026 Private Placement	8-K	001-40738	10.1	March 23, 2026
10.3+	Agah Offer Letter, dated March 24, 2026 and effective February 27, 2026, by and between the Company and Ramtin Agah	8-K	001-40738	10.1	March 27, 2026
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted	Filed herewith

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
101.INS	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents	Filed herewith
104	Cover Page formatted as Inline XBRL and contained in Exhibit 101	Filed herewith

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

+ Certain information has been omitted from this exhibit pursuant to Item 601(a)(6) or Item 601(b)(10)(iv) of Regulation S-K.

# Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RenovoRx, Inc.

Date: May 14, 2026	By:	/s/ Shaun R. Bagai
Shaun R. Bagai
Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2026	By:	/s/ Mark Voll
Mark Voll
Chief Financial Officer
(Principal Financial Officer)