Form 10-K/A
period 2025-12-31
RenovoRx, Inc.
filed 2026-05-15
CIK 1574094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

2570 West El Camino Real, Suite 640, Mountain View, CA 94040

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of RenovoRx, Inc. (“Company”) for the year ended December 31, 2025 filed with the Securities and Exchange Commission (the “Commission”) on March 30, 2026 (the “Original Filing”).

In response to a comment letter from the Commission staff, this Amendment is being filed solely to revise (i) Part I, Item 1A. “Risk Factors” (“Item 1A”) to revise certain risk factors disclosures relating to previously identified material weaknesses in internal control over financial reporting (which were remediated as of December 31, 2025) and (ii) the Company’s disclosures under Part II, Item 9A. “Controls and Procedures” (“Item 9A”) by adding additional disclosure regarding management’s assessments and conclusions of the Company’s internal control over financial reporting as of December 31, 2025, which was not included in Item 9A in the Original Filing. Management’s assessment, as reported in the Original 10-K, that such internal control over financial reporting was effective at December 31, 2025 remain unchanged.

The revised risk factors are captioned “We have previously identified material weaknesses in our internal control over financial reporting. Failure to maintain effective internal controls could cause our investors to lose confidence in us and adversely affect the market price of our common stock. If our internal controls are not effective, we may not be able to accurately report our financial results or prevent fraud” and “We previously found our disclosure controls and procedures were not effective, and there is a risk that we may do so again, which could have an adverse effect on our company.”

In accordance with Rule 12b-15 of the Securities and Exchange Act of 1934, as amended, this Amendment amends and restates Item 1A and Item 9A of the Original Filing in their entirety, but solely for purposes of the above described limited revisions. In addition, as required by Rule 12b-15, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Amendment.

Except as described above, no other changes have been made to the Original Filing. This Amendment continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events that occurred subsequent to the date of the Original Filing. Accordingly, this Amendment should be read together with the Original Filing.

ii

RENOVORX, INC.

ANNUAL REPORT ON FORM 10-K/A FOR THE YEAR ENDED DECEMBER 31, 2025

(Amendment No 1)

i

PART I

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

We have previously identified material weaknesses in our internal control over financial reporting. Failure to maintain effective internal controls could cause our investors to lose confidence in us and adversely affect the market price of our common stock. If our internal controls are not effective, we may not be able to accurately report our financial results or prevent fraud.

Effective internal control over financial reporting is necessary for us to provide reliable financial reports in a timely manner. In connection with the audit of our financial statements as of and for the year ended December 31, 2024, we identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, these material weaknesses related to (i) inadequate formal accounting policies for complex and non-routine transactions; (ii) insufficient personnel with appropriate U.S. Generally Accepted Accounting Principles (“GAAP”) technical expertise; (iii) deficiencies in the financial statement close process, including the absence of formalized and timely review and approval procedures and inadequate segregation of duties due to the small size of our finance and accounting team; and (iv) ineffective information technology general controls over user access. We continued to note material weaknesses during 2025, even though we worked to remediate them. At December 31, 2025 our management's assessment of our internal financial and reporting controls was that previously identified weaknesses were remediated and such controls were effective. See Item 9A of this report for further information.

However, if in the future we identify new material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if we are unable to assert that our internal control over financial reporting is effective, we may be late with the filing of our periodic reports, investors may lose confidence in the accuracy and completeness of our financial reports, and the market price of our common stock could be negatively affected. As a result of such failures, we could also become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, and become subject to litigation from investors and stockholders, which could harm our reputation, financial condition or divert financial and management resources from our core business.

We previously found our disclosure controls and procedures were not effective, and there is a risk that we may do so again, which could have an adverse effect on our company.

As a public company, we maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated, communicated and discussed with our management, including our Chief Executive Officer and Chief Financial Officer or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. In prior periods, including as of December 31, 2024 and subsequently during 2025, our management found that our disclosure controls and procedures were not effective. However, at December 31, 2025, our management's assessment of our disclosure controls and procedures were that previously identified weaknesses had been remediated and that such controls and procedures were effective (see Item 9A of this Report).

Readers are cautioned, however, that any disclosure controls and procedures or internal controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the desired control objectives will be met, and no assurances can be given that such controls and procedures will prevent or detect all errors or acts of fraud.

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

Moreover, there is a risk that we could face challenges and negative ramifications for our company in the future regarding our disclosure controls and procedures, which could have a material adverse effect on our ability to prepare proper financial statements and other disclosures, could adversely impact our reputation and stock price, and could otherwise make it more challenging to operate our company.

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

PART II

ITEM 9A. CONTROLS AND PROCEDURES

(a) Management's Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2025.

Based on our management’s evaluation (with the participation of our Chief Executive Officer and Chief Financial Officer, who are our principal executive officer and our principal financial officer, respectively) of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act, and taking into account the remediation of previously identified material weaknesses discussed below, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2025.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making these assessments, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2025.

Remediation of Previously Identified Material Weakness

As reported in our Annual Report on Form 10-K for the year ended December 31, 2024 and Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2025, June 30, 2025 and September 30, 2025, we previously identified material weakness in our internal control financial reporting related to (i) inadequate formal accounting policies for complex and non-routine transactions; (ii) inexperienced finance and accounting personnel with appropriate U.S. GAAP technical expertise; (iii) deficiencies in the financial statement close process around the absence of a formalized and timely review and approval, inadequate segregation of duties driven by the small size of the finance and accounting team; and (iv) ineffective information technology general controls (“ITGCs”) over user access.

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

However, all internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

This Report does not include an attestation report of the Company’s registered public accounting firm. For as long as we remain (i) an emerging growth company under the JOBS Act or (ii) a smaller reporting company and a non-accelerated filer, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting. When we lose our status as an emerging growth company, a smaller reporting company and reach the thresholds for becoming an "accelerated filer" (as defined in the Exchange Act), our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K

1. Financial Statements

The financial statements required to be filed in the Form 10-K/A are listed in Part IV, Item 15 of the Original Filing.

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

RENOVORX, INC.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Sixth Amended and Restated Certificate of Incorporation of RenovoRx, Inc.	8-K	001-40738	3.1	August 31, 2021

3.2	Amended and Restated Bylaws of RenovoRx, Inc.	8-K	001-40738	3.1	September 11, 2023

4.1	Form of Private Common Stock Warrant (related to the 2020 Convertible Notes and 2021 Convertible Notes)	10-Q	001-40738	4.1	November 15, 2021

4.2	Form of Underwriter’s Warrant	S-1	333-258071	4.1	August 25, 2021

4.3	Form of Warrant Agent Agreement (including the terms of the Warrants)	S-1	333-258071	4.2	August 25, 2021

4.4	Specimen Stock Certificate evidencing the Shares of Common Stock	S-1	333-258071	4.4	August 25, 2021

4.5	Form of Warrant Certificate	S-1	333-258071	4.5	August 25, 2021

4.6	Form of Pre-Funded Common Stock Purchase Warrant	8-K	001-40738	4.1	April 3, 2023

4.7	Form of Common Stock Purchase Warrant	8-K	001-40738	4.2	April 3, 2023

4.8	Form of Warrant to Purchase Common Stock Issued in January 2024 Private Placement	8-K	001-40738	10.3	January 29, 2024

4.9	Form of Placement Agent Warrant Issued in January 2024 Private Placement	8-K	001-40738	10.5	January 29, 2024

4.10	Form of Pre-Funded Common Stock Purchase Warrant issued in April 2024 Private Placement	8-K	001-40738	10.2	April 15, 2024

4.11	Form of Series A Warrant to Purchase Common Stock issued in April 2024 Private Placement	8-K	001-40738	10.3	April 15, 2024

4.12	Form of Series B Warrant to Purchase Common Stock issued in April 2024 Private Placement	8-K	001-40738	10.4	April 15, 2024

4.13	Form of Placement Agent Warrant to Purchase Common Stock issued in April 2024 Private Placement	8-K	001-40738	10.5	April 15, 2024

4.14	Common Stock Purchase Warrant Issued to Medical Murray, Inc., dated September 25, 2024	10-Q	001-40738	4.14	November 13, 2024

4.15	Form of Underwriter Warrant issued in February 2025 Public Offering	8-K	001-40738	4.1	February 10, 2025

4.16	Description of Securities	10-K	001-40738	4.6	March 30, 2022

4.17	Form of Pre-Funded Warrant Issued to Investors in the March 2026 Private Placement	8-K	001-40738	4.1	March 23, 2026

4.18	Form of Milestone Warrant Issued to Investors in the March 2026 Private Placement.	8-K	001-40738	4.2	March 23, 2026

10.1	Amended and Restated Investor Rights Agreement, dated as of April 18, 2018	10-Q	001-40738	10.1	November 15, 2021

10.2†	Amended and Restated 2021 Omnibus Equity Incentive Plan and Forms of Stock Option Grant Notice and Option Agreement	10-Q	001-40738	10.1	August 14, 2025

10.3†	Amended and Restated Outside Director Compensation Policy	10-K	001-40738	10.3	April 1, 2024

10.4†	Confirmatory Offer Letter, by and between RenovoRx, Inc. and Shaun Bagai, dated November 11, 2021	10-Q	001-40738	10.4	November 15, 2021

10.5†	Consulting Agreement, by and between RenovoRx, Inc. and Ramtin Agah, M.D., dated January 1, 2018	10-Q	001-40738	10.5	November 15, 2021

10.6†	Amendment to Consulting Agreement, by and between RenovoRx, Inc. and Ramtin Agah, M.D., dated November 11, 2021	10-Q	001-40738	10.6	November 15, 2021

10.7†	Amendment to Consulting Agreement, by and between RenovoRx, Inc. and Ramtin Agah, M.D., dated January 25, 2022	10-K	001-40738	10.7	March 30, 2022

10.8†	Amended and Restated Change in Control and Severance Agreement, by and between RenovoRx, Inc. and Shaun Bagai, dated November 10, 2025	10-Q	001-40738	10.1	November 13, 2025

10.9†	Amended and Restated Change in Control and Severance Agreement, by and between RenovoRx, Inc. and Ramtin Agah, dated November 10, 2025	10-Q	001-40738	10.2	November 13, 2025

10.10†	Key Service Provider Incentive Compensation Plan	10-Q	001-40738	10.9	November 15, 2021

10.11†	Form of Indemnification Agreement	S-1	333-258071	10.7	August 25, 2021

10.12+	Supply Agreement, dated June 5, 2025, between RenovoRx, Inc. and Medical Murray, Inc.	10-Q	001-40738	10.2	August 14, 2025

10.13†	Amended and Restated Change in Control and Severance Agreement, by and between RenovoRx, Inc. and Ronald Kocak, dated November 10, 2025	10-Q	001-40738	10.3	November 13, 2025

10.14†	Amended and Restated Change in Control and Severance Agreement, by and between RenovoRx, Inc. and Leesa Gentry, dated November 10, 2025	10-Q	001-40738	10.4	November 13, 2025

10.15†#	Consulting Agreement, dated February 4, 2026, by and between RenovoRx, Inc. and Mark Voll	8-K	001-40738	10.1	February 6, 2026

10.16†	Form of Placement Agency Agreement by and between RenovoRx, Inc. and Roth Capital Partners, LLC, dated March 30, 2023	8-K	001-40738	10.1	April 3, 2023

10.17†	Form of Securities Purchase Agreement	8-K	001-40738	10.2	April 3, 2023

10.18	Subscription Agreement, by and between RenovoRx, Inc. and the investors thereto	8-K	001-40738	10.1	January 29, 2024

10.19	Offering Extension, dated January 12, 2024	8-K	001-40738	10.2	January 29, 2024

10.20	Placement Agent Agreement, by and between RenovoRx, Inc. and Paulson Investment Company, LLC, dated November 14, 2023	8-K	001-40738	10.4	January 29, 2024

10.21	Amended and Restated Offer Letter, by and between RenovoRx, Inc. and Ronald B. Kocak	8-K	001-40738	10.1	February 9, 2024

10.22	Amended and Restated Offer Letter, by and between RenovoRx, Inc. and Leesa Gentry	8-K	001-40738	10.1	March 14, 2024

10.23	Form of Subscription Agreement (April 2024 Private Placement)	8-K	001-40738	10.1	April 15, 2024

10.24†	Form of Securities Purchase Agreement in the March 2026 Private Placement	8-K	001-40738	10.1	March 23, 2026

10.25†	Agah Offer Letter, dated March 24, 2026 and effective February 27, 2026, by and between RenovoRx, Inc. and Ramtin Agah	8-K	001-40738	10.1	March 27, 2026

19.1	Insider Trading Policy	10-K	001-40738	19.1	April 1, 2024

23.1	Consent of Frank, Rimerman + Co. LLP	10-K	001-40738	23.1	March, 30, 2026

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).	Filed herewith

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).	Filed herewith

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.	Furnished herewith

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.	Furnished herewith

97.1	Policy Related to Recovery of Erroneously Awarded Compensation, adopted September 7, 2023	10-K	001-40738	97.1	April 1, 2024

101.INS	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents	Filed herewith

104	Cover Page formatted as Inline XBRL and contained in Exhibit 101	Filed herewith

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to its report to be signed on its behalf by the undersigned, thereunto duly authorized.

RENOVORX, INC.

Date: May 15, 2026	/s/ Shaun R. Bagai
Shaun R. Bagai
Chief Executive Officer

Date: May 15, 2026	/s/ Mark Voll
Mark Voll
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Shaun R. Bagai	Chief Executive Officer, Director	May 15, 2026
Shaun R. Bagai	(Principal Executive Officer)

/s/ Mark Voll	Chief Financial Officer	May 15, 2026
Mark Voll	(Principal Financial and Accounting Officer)

/s/ Ramtin Agah	Executive Chairman and Chief Medical Officer	May 15, 2026
Ramtin Agah, M.D.

/s/ Laurence J. Marton	Director	May 15, 2026
Laurence J. Marton, M.D.

/s/ Una S. Ryan	Director	May 15, 2026
Una S. Ryan, O.B.E., Ph.D., D.Sc.

/s/ Kirsten Angela Macfarlane	Director	May 15, 2026
Kirsten Angela Macfarlane

/s/ Robert J. Spiegel	Director	May 15, 2026
Robert J. Spiegel, M.D., FACP