Form 10-Q
period 2026-06-30
RenovoRx, Inc.
filed 2026-08-13
CIK 1574094

outstan

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 7, 2026, the registrant had 45,129,508 shares of common stock, $0.0001 par value per share, outstanding.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”), particularly in the sections captioned “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements are inherently subject to significant risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control. All statements other than present and historical facts and conditions contained in this Report, including statements regarding our commercialization efforts and future revenues, our ongoing clinical trial and other results of operations and financial position, business strategy, plans and our objectives for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “objective,” "goal," "aim," “ongoing,” “plan,” “potential,” “predict,” “project,” "future," “should,” “will,” “would,” “in the future” or the negative or derivations of these terms or other comparable terminology referring to the future, although not all forward-looking statements contain such terminology. Actual events or results may differ from those expressed in these forward-looking statements, and these differences may be significant and adverse. Forward-looking statements include, but are not limited to, statements about:

•
the sufficiency of our existing cash, cash equivalents, and investments to fund our future operating expenses and capital expenditure requirements;
•
our estimates or expectations regarding future revenues from commercial operations or otherwise, expenses, potential for cashflow positive operations, anticipated capital requirements to fund our future operating expenses, and our need for additional financing;
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

We have based the forward-looking statements contained in this Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, prospects, business strategy and financial needs. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, assumptions and other factors described in the section titled “Risk Factors” and elsewhere in this Report and in our other SEC filings. These risks are not exhaustive. Other sections of this Report include additional factors that could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Report. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame or at all.

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

In this Report, unless the context otherwise indicates, the terms “RenovoRx,” the “Company,” “we,” “our,” and “us” refer to RenovoRx, Inc., a Delaware corporation. Also, unless the context otherwise indicates, the term "common stock" means the Company's common stock, par value $0.0001 per share.

Unless otherwise stated, references to particular years, quarters, months or periods refer to our fiscal years ended in December and the associated quarters, months and periods of those fiscal years.

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

RenovoRx, Inc.

Condensed Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$9,479	$7,024
Accounts receivable	480	139
Prepaid expenses	315	324
Inventory	383	189
Other current assets	153	217
Total current assets	10,810	7,893
Operating lease right-of-use asset	368	190
Property and equipment, net	94	12
Other non-current assets	200	-
Total assets	$11,472	$8,095
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$866	$799
Accrued expenses and other current liabilities	1,018	1,163
Total current liabilities	1,884	1,962
Common stock warrant liability	350	604
Operating lease liability, net of current portion	259	107
Total liabilities	2,493	2,673
Commitments and contingencies (Note 7)	-	-
Stockholders’ equity:
Common stock, $0.0001 par value, 250,000,000 shares authorized at June 30, 2026, and December 31, 2025; 45,121,982 and 36,613,916 shares issued and outstanding as of June 30, 2026, and December 31, 2025, respectively	5	4
Additional paid-in capital	76,793	66,805
Accumulated deficit	(67,819)	(61,387)
Total stockholders’ equity	8,979	5,422
Total liabilities and stockholders’ equity	$11,472	$8,095

The accompanying notes are an integral part of these condensed interim financial statements.

RenovoRx, Inc.

Condensed Statements of Operations

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$909	$422	$1,472	$619
Cost of revenue	143	152	227	246
Gross profit	766	270	1,245	373
Operating expenses:
Research and development	1,200	1,426	2,428	3,068
Selling, general and administrative	2,915	1,522	5,635	3,093
Total operating expenses	4,115	2,948	8,063	6,161
Loss from operations	(3,349)	(2,678)	(6,818)	(5,788)
Other income (expense), net
Interest income, net	90	133	134	239
Loss on disposition of asset	(2)	-	(2)	-
Change in fair value of common stock warrant liability	350	(350)	254	234
Total other income (expense), net	438	(217)	386	473
Net loss	$(2,911)	$(2,895)	$(6,432)	$(5,315)
Net loss per share - basic and diluted	$(0.06)	$(0.08)	$(0.15)	$(0.16)
Weighted average shares of common stock - basic and diluted	47,298,148	36,576,567	42,690,881	34,000,539

The accompanying notes are an integral part of these condensed interim financial statements.

RenovoRx, Inc.

Condensed Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance — December 31, 2025	36,613,916	$4	$66,805	$(61,387)	$5,422
Issuance of common stock upon equity financing, net of issuance cost	8,438,790	1	9,046	-	9,047
Stock-based compensation expense	-	-	317	-	317
Net loss	-	-	—	(3,521)	(3,521)
Balance — March 31, 2026	45,052,706	5	76,168	(64,908)	11,265
Issuance of restricted stock awards	69,276	-	-	-	—
Equity financing costs	-	-	55	-	55
Stock-based compensation expense	-	-	570	-	570
Net loss	-	-	-	(2,911)	(2,911)
Balance — June 30, 2026	45,121,982	$5	$76,793	$(67,819)	$8,979

The accompanying notes are an integral part of these condensed interim financial statements.

RenovoRx, Inc.

Condensed Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance — December 31, 2024	24,034,672	$2	$54,695	$(50,219)	$4,478
Issuance of common stock upon equity financing, net of issuance cost	11,523,810	2	10,801	-	10,803
Issuance of common stock upon exercise of pre-funded common warrants	951,500	-	-	-	-
Issuance of restricted stock awards	30,000	-	-	-	-
Issuance of common stock upon exercise of stock options	6,770	-	8	-	8
Stock-based compensation expense	-	-	288	-	288
Net loss	-	-	-	(2,420)	(2,420)
Balance — March 31, 2025	36,546,752	4	65,792	(52,639)	13,157
Issuance of restricted stock awards	41,000	-	-	-	-
'Issuance of common stock upon exercise of stock options	32,880	-	9	-	9
Issuance of common stock upon exercise of common warrants	25,252	-	25	-	25
Stock-based compensation expense	-	-	345	-	345
Net loss	-	-	-	(2,895)	(2,895)
Balance — June 30, 2025	36,645,884	$4	$66,171	$(55,534)	$10,641

The accompanying notes are an integral part of these condensed interim financial statements.

RenovoRx, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(6,432)	$(5,315)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	887	633
Non-cash lease expense	57	42
Change in fair value of common warrants classified as a liability	(254)	(234)
Depreciation expenses	6	2
Loss on disposition of assets	2	-
Changes in operating assets and liabilities:
Accounts receivable	(341)	(320)
Inventory	(194)	-
Prepaid expenses	9	(102)
Other current assets	64	15
Other non-current assets	(200)	-
Accounts payable	48	85
Accrued expenses	(228)	(489)
Net cash used in operating activities	(6,576)	(5,683)

Cash flows from investing activities:
Purchase of property and equipment	(71)	(2)
Net cash used in investing activities	(71)	(2)

Cash flows from financing activities:
Proceeds from common stock and pre-funded common stock warrants	10,000	12,102
Issuance cost of common stock upon private placement	(898)	(1,299)
Proceeds from exercise of common warrants	-	25
Proceeds from exercise of stock options	-	17
Net cash provided by financing activities	9,102	10,845
Net increase in cash and cash equivalents	2,455	5,160
Cash and cash equivalents:
Beginning of period	7,024	7,154
End of period	$9,479	$12,314
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1	$2
Cash paid for interest	$6	$7
Supplemental disclosure of non-cash investing activities
Purchase of property and equipment	$19	$-
Right-of-use assets obtained in exchange for modified operating lease obligations, net	$235	$-

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

The Company's patented Trans-Arterial Micro-Perfusion (TAMP™) platform, enabled by RenovoCath, is designed for targeted therapeutic delivery across the arterial wall near the tumor site to bathe the target tumor locally, while potentially minimizing a therapy’s toxicities versus systemic intravenous chemotherapy. The Company's novel approach to targeted drug-delivery offers the potential for increased tolerance and improved safety and efficacy, and its mission is to transform the lives of cancer patients by providing innovative solutions to enable targeted delivery of therapeutic agents.

The Company is actively commercializing the TAMP platform and RenovoCath as a stand-alone device. The Company's commercial model is currently focused on active cancer center expansion, with additional centers driving increased procedures and revenue growth. The Company defines "active" commercial cancer centers as centers where doctors are actively treating patients with RenovoCath.

The Company is also evaluating its novel drug-device combination oncology product candidate, intra-arterial gemcitabine (known as "IAG") delivered via RenovoCath, in the ongoing Phase III TIGeR-PaC trial. IAG is being evaluated by the Center for Drug Evaluation and Research (the drug division of the FDA) under a U.S. investigational new drug (IND study that is regulated by the FDA’s 21 CFR 312 pathway. IAG utilizes RenovoCath, which is FDA-cleared for temporary vessel occlusion in applications including arteriography, preoperative occlusion, and chemotherapeutic drug infusion.

IAG is currently being evaluated and has not been approved for commercial sale. RenovoRx was granted Orphan Drug Designation ("ODD") for IAG for the treatment of pancreatic cancer and bile duct cancer in 2018 and 2020, respectively, which provides seven years of market exclusivity upon new drug application approval by the FDA. In the second quarter of 2026, the Company was granted an additional ODD of oxaliplatin for the treatment of pancreatic cancer.

The Company continues to advance broader clinical programs by generating new data through RenovoRx’s continued support of registry studies and investigator-initiated trials ("IITs") in borderline resectable and metastatic pancreatic cancer, use of other agents beyond gemcitabine (the chemotherapy being used in TIGeR-PaC), and use of TAMP in other solid tumors. In the second quarter of 2026, the Company began supporting a new IIT study for cholangiocarcinoma, or bile duct cancer, which is in process to begin soon. Registry and IIT studies are capital-efficient studies providing meaningful data that may further broaden the application for the TAMP platform which is enabled by RenovoCath.

Liquidity and Capital Resources

From the Company’s inception through June 30, 2026, it has raised an aggregate of approximately $81.4 million from private placements of convertible preferred stock, convertible debt securities, the issuance of securities in the Company’s August 2021 initial public offering (the “IPO”), other registered equity financings, and the exercise of warrants and common stock options. As of June 30, 2026, the Company had cash and cash equivalents of approximately $9.5 million.

The Company has incurred significant losses and negative cash flows from operations since its inception. For the six months ended June 30, 2026, the Company reported a net loss of $6.4 million and an accumulated deficit of $67.8 million and does not expect to generate positive cash flows from operations in the near future. The Company expects to incur significant losses until revenues from RenovoCath sales grow and outpace cash and non-cash expenses. Losses may also continue until regulatory approval is granted for the Company's lead product candidate, IAG, and until IAG is commercially launched and revenues are generated from sales of IAG, all of which, with respect to IAG, will not occur for several years. The Company faces the risk that commercial sales of RenovoCath will not grow as anticipated, and regulatory approval of IAG is not guaranteed and may never be obtained.

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

On November 14, 2025, the Company has filed a shelf registration statement on Form S-3 that provides for the aggregate offerings of up to $50.0 million of the Company’s securities subject to various limitations, including limited sales in any twelve-month period while the Company is subject to the “baby-shelf” rules. Via this shelf registration, the Company expects to have access to an “at the market” financing program and other financing opportunities over the three-year life of such registration statement.

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Unaudited Condensed Interim Financial Information

The accompanying unaudited condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules and regulations, certain footnotes or other financial information normally included in unaudited condensed interim financial statements prepared in accordance with GAAP have been condensed or omitted. The unaudited condensed interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal, recurring adjustments that are necessary to present fairly the Company’s results for the interim periods presented. The condensed balance sheet as of December 31, 2025, is derived from the Company’s audited financial statements. The results of operations for the three and six months ended June 30, 2026, are not necessarily indicative of the results to be expected for the year ending December 31, 2026, or for any other future annual or interim period. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and as amended by Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

There have been no material changes to the significant accounting policies during the six months ended June 30, 2026, from those previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 30, 2026 (as amended, the “2025 Annual Report”).

For the six months ended June 30, 2026, the Company established a Sales Commissions Plan (the “Plan”), designed to provide performance-based compensation for the Regional Market Development Manager Team. In accordance ASC 340-40 , issued in the U.S. as part of ASU 2014-09, Revenue from Other Assets and Deferred Costs, Contracts with Customers, which was published in May 2014. The standard provides guidance on accounting for incremental costs incurred as part of obtaining or fulfilling contracts with customers. During the six months ended June 30, 2026, there were no sales commissions capitalized.

Risks and Uncertainties

The Company and its business are subject to a number of significant risks associated with clinical-stage and early commercial stage life science companies, including the risks associated with (i) its relatively early stage commercialization efforts for RenovoCath, (ii) the development of IAG or other product candidates that must receive regulatory approval before market launch, (iii) possible failure of current or future preclinical studies or clinical trials, (iv) dependence on key third parties such as device manufacturers and providers of clinical trial administration services; (v) the need to obtain and maintain insurance coding for its products and product candidates, (vi) dependence on key officer and employees, (vii) competition from larger and more established companies, (viii) obtaining and maintaining intellectual property protections, (ix) changes in the Company’s technology or industry, (x) volatility in the public capital markets and the Company’s ability to maintain the listing of its common stock on Nasdaq, (xi) the Company’s ability to obtain adequate financing when needed to support the Company’s business plan, (xii) the ability to attract and retain additional qualified personnel to manage the anticipated growth of the Company and (xiii) general economic and political conditions.

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

Emerging Growth Company and Smaller Reporting Company Status

The Company is currently an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) and may take advantage of reduced reporting requirements that are otherwise applicable to public companies. Section 107 of the JOBS Act exempts emerging growth companies from complying with new or revised financial accounting standards until private companies are required to comply with those standards. The Company has elected to use the extended transition period for complying with new or revised accounting standards. The Company will lose its status as an emerging growth company status as of December 31, 2026, the last day of the fiscal year following the fifth anniversary of the closing of its IPO in August 2021.

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

3. Inventory

Inventory as of June 30, 2026, and December 31, 2025, at $383,000 and $189,000, respectively, consists of RenovoCath finished goods manufactured under contract by the Company’s third-party RenovoCath manufacturer. Inventory expected to be sold more than twelve months from the balance sheet date is classified as inventory, non-current on the condensed balance sheets. The Company periodically reviews its inventory to identify obsolete, slow-moving, or otherwise unsalable inventories based on ongoing assessments of market conditions, technological advancements, and historical sales patterns, and establishes allowances for situations in which the cost of the inventory is not expected to be recovered. Based on the Company’s assessment, no reserves needs to be established for inventory, as of June 30, 2026 and December 31, 2025, respectively.

4. Property and Equipment, Net

Property and equipment, net are as follows (in thousands):

	June 30, 2026	December 31, 2025
Property and equipment	$100	$14
Subtotal	100	14
Less accumulated depreciation	(6)	(2)
Property and equipment, net	$94	$12

During the six months ended June 30, 2026, the Company purchased approximately $71,000 in property and equipment and recorded a loss of disposition of assets of approximately $2,000.

Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. The useful life for furniture and equipment is seven years.

Depreciation expense for the six months ended June 30, 2026, was approximately $6,000.

5. Accrued Expenses

The components of accrued expenses are as follows (in thousands):

	June 30, 2026	December 31, 2025
Employee benefits	$516	$748
Clinical trial	267	300
Current portion of operating lease liability	131	105
Other	104	10
Total accrued expenses	$1,018	$1,163

6. Fair Value Measurements

As of June 30, 2026, and December 31, 2025, the Company held cash equivalents of $9.1 million and $6.6 million, respectively, in a money market account.

The following tables summarize the Company’s financial assets and liabilities, measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	Fair Value Measurements at June 30, 2026 using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$9,094	$-	$-	$9,094
Total cash equivalents	$9,094	$-	$-	$9,094
Liabilities:
Common stock warrant liability	$-	$-	$350	$350
Total liabilities	$-	$-	$350	$350

	Fair Value Measurements at December 31, 2025 using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$6,640	$-	$-	$6,640
Total cash equivalents	$6,640	$-	$-	$6,640
Liabilities:
Common stock warrant liability	$-	$-	$604	$604
Total liabilities	$-	$-	$604	$604

There were no transfers between Level 1, Level 2 or Level 3 during the periods presented. The Company had no other financial assets or liabilities that were required to be measured at fair value on a recurring basis.

Common Stock Warrants Liability, Changes on Level 3 Liabilities Measured at Fair Value on a Recurring Basis

The following table reflects the change in the Company’s Level 3 common stock warrant liability for the six months ended June 30, 2026 (in thousands):

Fair value as of December 31, 2025	$604
Change in fair value	(254)
Fair value as of June 30, 2026	$350

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

The following table details the assumptions used in the Monte Carlo simulation to estimate the fair value of the common stock warrant liability:

	June 30, 2026	December 31, 2025
Stock price	$0.98	$0.84
Expected volatility	100.0% - 79.0%	102.0% - 122.0%
Expected term (years)	0.00- 2.26	0.00 - 2.76
Risk-free interest rate	4.14% -3.87%	3.53% - 3.67%
Dividend rate	- %	- %

There were no transfers between Level 1, Level 2 or Level 3 during the periods presented. The Company had no other financial assets or liabilities that were required to be measured at fair value on a recurring basis.

7. Leases, Commitments and Contingencies

Operating Leases

On April 1, 2026, the Company terminated its existing lease agreement, without penalty, and entered into a 33-month non-cancelable operating lease for different space within the same office building , commencing on April 1, 2026 and ending on December 31, 2028. The lease has a one-time option to renew the term for an extension period of 36 months.

Classification of the Company’s operating lease on the condensed balance sheets are as follows (in thousands):

	June 30, 2026	December 31, 2025
Assets
Right-of-use operating asset	$368	$190
Liability
Operating lease liability – current	131	105
Operating lease liability – noncurrent	259	107
Total liability	$390	$212

The current operating lease of $131,000 is classified as an accrued expense on the condensed balance sheet, see “Note 5. Accrued Expenses” in Notes to Condensed Interim Financial Statements.

Lease expense and cash paid by lease type that was recognized during the three and six months ended June 30, 2026 and 2025 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease	$40	$28	$67	$57
Short-term lease	1	-	2	-
Total lease expense	$41	$28	$69	$57

The minimum lease payments are expected to be as follows for the years ending December 31, (in thousands):

Remainder of 2026	$76
2027	$156
2028	193
Total lease payments	$425
Less imputed interest	(35)
Present value of operating lease liability	$390

The interest rate implicit in lease contracts is typically not readily determinable and as such, the Company uses its incremental borrowing rate of 6.75% based on the information available at the lease commencement date, which represents an internally developed rate that would be incurred to borrow, on a collateralized basis, over a similar term, an amount equal to the lease payments in a similar economic environment. As of June 30, 2026, the Company had a remaining lease term of 2.5 years.

Commercial Supply Agreement

The Company entered into a Supply Agreement with Medical Murray, Inc., the Company’s primary third-party RenovoCath manufacturer ("Medical Murray"), with an effective date of June 5, 2025. Under the supply agreement, the Company has agreed to purchase certain minimum order quantities of the Company’s RenovoCath device, based on issued purchase orders modified for limited cancellations or delays as provided in the supply agreement. Beginning with the quarter ended September 30, 2025, the Company recognizes the release of RenovoCath devices from Medical Murray as finished goods and records as inventory.

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

As of June 30, 2026, the value of the Company’s outstanding non-cancellable purchase commitments associated with the supply agreement is approximately $1.8 million, consisting of two separate purchase commitments for the RenovoCath device. As of June 30, 2026, approximately $0.8 million in total payments with approximately $0.3 million remaining on the original purchase commitment. In June 2026, the Company entered into a second purchase order for $1.5 million for its RenovoCath device under the supply agreement.

Warranties

The Company generally provides warranties for its products from manufacturing defects on a limited basis for a period of 60 days to 30 months. During the term of the warranty, if the device fails to operate properly from defects in materials and workmanship, the Company will replace the defective product.

The Company estimates the costs that it may incur under its warranty program based on the number of units sold, historical and anticipated rates of warranty claims, and cost per claim. The Company has experienced minimal warranty claims to date, and significant warranty claims are not expected, and accordingly no liability for warranty claims was recorded for the three and six months ended June 30, 2026 and year ended December 31, 2025.

Legal Proceedings

From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business. The Company was not subject to any material legal proceedings during three and six months ended June 30, 2026 and no material legal proceedings are subsequently outstanding or pending.

Guarantees and Indemnification

In the ordinary course of business, the Company enters into agreements that may include indemnification provisions. As permitted under Delaware law and in accordance with its bylaws, the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. The Company is also party to indemnification agreements with its officers and directors. In some cases, the indemnification will continue after the termination of the agreement. The maximum potential amount of future payments that the Company could be required to make under these provisions is not determinable. The Company has never incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. The Company is not currently aware of any indemnification claims. Accordingly, the Company has not recorded any liabilities for these indemnification rights and agreements as of June 30, 2026.

8. Equity Incentive Plan – Stock-Based Compensation Expense

2021 Omnibus Equity Incentive Plan

On July 19, 2021, the Company’s Board of Directors (the “Board”) adopted the RenovoRx, Inc. 2021 Omnibus Equity Incentive Plan (the “2021 Plan”). The 2021 Plan, which became effective immediately prior to the closing of the IPO, initially reserved 2,185,832 shares of common stock, which included 10,832 shares of common stock reserved but unissued under the Amended and Restated 2013 Equity Incentive Plan (the “2013 Plan”). The Company’s 2013 Plan was terminated immediately prior to the closing of the IPO; however, shares subject to awards granted under the 2013 Plan continued to be governed by the 2013 Plan. In accordance with the terms of the 2021 Plan, on January 1, 2026, the number of shares reserved and available for issuance increased by 1,830,696 shares.

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

On April 16, 2026, the Board approved an amendment to the 2021 Plan to add 2,000,000 shares of common stock to the total number of shares of common stock reserved and available for issuance under the 2021 Plan, which amendment was subsequently approved by the Company's stockholders at the Company's 2026 annual meeting of stockholders held on June 30, 2026.

A summary of the stock option activity for the six months ended June 30, 2026 is as follows:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding as of December 31, 2025	4,417,727	$1.50	7.90	$88
Granted	2,161,829	$0.98	-	$-
Exercised	-	$-	-	$-
Forfeited	(130,324)	$1.06	-	$-
Expired	-	$-	-	$-
Outstanding as of June 30, 2026	6,449,232	$1.35	8.07	$285
Exercisable as of June 30, 2026	2,952,805	$1.72	6.69	$181
Vested and expected to vest as of June 30, 2026	6,449,232	$1.35	8.07	$285

As of June 30, 2026, there was $3.0 million of unrecognized stock-based compensation expense related to options granted but not yet amortized, which will be recognized over a weighted-average period of approximately 2.84 years.

For the six months ended June 30, 2026 and 2025, the Company utilized the Black-Scholes option-pricing model for estimating the fair value of the stock option granted. The Company estimated the fair value of each option grant on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions:

Six Months Ended June 30,
	2026	2025
Expected volatility	109.9% - 116.2%	115.1% – 121.3%
Expected term (years)	5.06 - 10.00	6.02 – 10.00
Risk-free interest rate	3.92% - 4.35%	4.11% – 4.79%
Dividend rate	- %	-%

The following table summarizes the components of stock-based compensation expense recognized in the Company’s Condensed Statements of Operations during the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$216	$106	$327	$243
Selling, general and administrative	354	239	560	390
Total stock-based compensation expense	$570	$345	$887	$633

Restricted Stock Units and Restricted Stock Awards Issued for Services

Restricted stock units (“RSU”) are valued based on the closing price of the Company’s common stock on the date of the grant. The fair value of RSU is recognized and amortized on a straight-line basis over the requisite service period of the award.

A summary of the restricted stock units activity for the six months ended June 30, 2026 is as follows:

	Shares	Weighted- Average Grant Date Value
Outstanding as of December 31, 2025	-	$-
Granted	105,380	$0.99
Vested	(76,802)	$1.00
Forfeited	-	$-
Outstanding as of June 30, 2026	28,578	$0.98

As of June 30, 2026, there was $ 28,000 of total unrecognized compensation cost related to unvested RSUs, which the Company expects to recognize over a remaining weighted-average period of approximately 2 months.

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

The following is a summary of the common stock warrants activity during the six months ended June 30, 2026.

	Shares Issuable Upon Exercise of Outstanding Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value (In thousands)
Outstanding as of December 31, 2025	24,991,784	$2.3900	2.47	$59,802
Issued in March 2026 to:
Milestone Warrants	5,319,392	$1.7549	2.75	$9,335
Pre-funded warrants	2,200,000	$0.0001	-	$-
Expired	(3,956,182)	$1.2200	-	$(4,826)
Outstanding as of June 30, 2026	28,554,994	$2.25	2.25	$64,311

10. Income Taxes

The Company had no income tax expense for the six months ended June 30, 2026. The Company’s effective income tax rate was 0% for the three and six months ended June 30, 2026 and 2025. During the six months ended June 30, 2026 and 2025, the Company had a net operating loss (“NOL”) for each period that generated deferred tax assets for NOL carryforwards. Deferred income tax assets and liabilities are recognized for temporary differences between the financial statements and income tax carrying values using tax rates in effect for the years such differences are expected to reverse. Due to uncertainties surrounding our ability to generate future taxable income and consequently realize such deferred income tax assets, the Company has determined that it is more likely than not that these deferred tax assets will not be realized. Accordingly, the Company has established a full valuation allowance against its deferred tax assets as of June 30, 2026.

The Company’s policy is to recognize any interest and penalties related to unrecognized tax benefits as a component of income tax expense. For the six months ended June 30, 2026 and 2025, the Company had no accrued interest or penalties related to uncertain tax positions.

11. Net Loss Per Share

Basic and diluted net loss per share of common stock was calculated as follows (in thousands except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(2,911)	$(2,895)	$(6,432)	$(5,315)
Denominator:
Weighted average shares used in computing net loss per share – basic and diluted	47,298,148	36,576,567	42,690,881	34,000,539
Net loss per share – basic and diluted	$(0.06)	$(0.08)	$(0.15)	$(0.16)

For the three and six months ended June 30, 2026 and 2025, the Company had a net loss and as such, all outstanding shares of potentially dilutive securities were excluded from the calculation of diluted net loss per share as the inclusion would be anti-dilutive.

Potentially dilutive securities not included in the computation of diluted net loss per share because to do so would be antidilutive are as follows (in common stock equivalent shares):

	As of June 30,
	2026	2025
Options to purchase common stock	6,449,232	936,657
Unvested restricted stock units	28,578	-
Common stock warrants	28,554,994	19,714,006
Total	35,032,804	20,650,663

12. Segment Information

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the chief operating decision maker (the "CODM") in deciding how to allocate resources to an individual segment and in assessing performance. The Company operates as a single reporting segment, focused on developing novel targeted oncology therapies and offering RenovoCath delivery system as stand-alone device targeting high unmet medical needs. The Company’s measure of segment profit or loss is net loss. The CODM is the Company's Chief Executive Officer (the "CEO"). The CODM manages and allocates resources to the operations of the Company on a total company basis. Managing and allocating resources on a company basis enables the CEO to assess the overall level of resources available and how to best deploy these resources across functions, clinical, manufacturing and research and development projects that are in line with the Company’s long-term company-wide strategic goals. Consistent with this decision-making process, the CEO uses financial information for purposes of evaluating performance, forecasting future period financial results, allocating resources and setting incentive targets. Operating expenses are used to monitor budget versus actual results. The CODM also uses net loss in competitive analysis by benchmarking to the Company’s peer group. The competitive analysis along with the monitoring of budgeted versus actual results are used in assessing performance of the segment. All the Company’s assets are held in the United States and all the Company’s revenues are derived from the United States.

The following table is representative of revenue and significant expense categories regularly provided to the CODM when managing the Company’s single reporting segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$909	$422	$1,472	$619
Program expenses (1)
Clinical trial studies(1)	502	539	924	1,209
Manufacturing, RenovoCath	260	383	496	720
Other research and development expenses	91	78	148	204
Non-program expenses (2)	1,398	998	2,925	2,104
Personnel compensation and related expenses, including share-based compensation	2,008	1,102	3,797	2,170
Other segment items (3)	(439)	217	(386)	(473)

Net loss	$(2,911)	$(2,895)	$(6,432)	$(5,315)

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

Major Customers

For the three and six months ended June 30, 2026, four cancer center customers for the Company's RenovoCath device, (referred to for these purposes as Customers A, B, C, and D) each accounted for more than 10% of the Company's total revenue. For the three months ended June 30, 2026, Customers A, B and C accounted for 20.0%, 16.8% and 15.2%, respectively. For the six months ended June 30, 2026, Customers A, B, C, and D accounted for 15.3%, 20.8%, 11.1%, and 10.4%, respectively.

For the three and six months ended June 30, 2025, five cancer center customers for the Company's RenovoCath device (referred to for these purposes as Customers A, B, C, D and E) each accounted for more than 10% of the Company's total revenue. For the three months ended June 30, 2025, Customers A, B, C, D, and E accounted for 28.3%, 14.1%, 16.2%, 11.3%, and 10.1%, respectively. For the six months ended June 30, 2025, Customers A, B, C, and E accounted for 23.5%, 20.7%, 19.3%, and 15.2%, respectively.

13. Related Party Transactions

Dr. Ramtin Agah has served as the Company’s Chief Medical Officer and Co-Founder since December 2009, as Chairman of the Board since May 2018. In January 2018, the Company entered into a consulting agreement with Dr. Agah pursuant to which Dr. Agah provides monthly consulting services as the Company’s Chief Medical Officer by overseeing Company-sponsored clinical trials. Since 2018, the Company has amended Dr. Agah’s consulting agreement and may, in the Company’s discretion, proportionally adjust the monthly consulting fee if Dr. Agah’s time commitment increases or decreases. The consulting agreement may be terminated by either party on 30 days’ notice. The consulting agreement amendment also provides for Dr. Agah’s eligibility for an annual target cash incentive bonus equal to 40% of his annualized base consulting fee. In November 2025, the Company amended and restated the Change in Control and Severance Agreement with Dr. Agah. In January 2024, Dr. Agah was awarded options to purchase 125,132 shares of the Company’s common stock, vesting monthly over four years. In addition, in January 2024, Dr. Agah was awarded 28,424 shares of fully vested options to purchase the Company’s common stock. In April and July 2025, Dr. Agah was awarded options to purchase 254,542 and 63,636 shares, respectively, of the Company’s common stock vesting monthly over four years. Consulting fees paid to Dr. Agah for the years ended December 31, 2025 were $337,000. In addition, the Board approved a discretionary bonus to Dr. Agah in recognition of Company and individual performance during the periods ended March 31, 2026 and December 31, 2025, of $96,000 and $121,000, respectively.

On March 24, 2026, the Board appointed Dr. Agah to the newly created position of Executive Chairman, effective February 27, 2026. In connection with his roles as Chief Medical Officer and Executive Chairman, Dr. Agah accepted an offer letter from the Company on the same date (the “Agah Offer Letter”) to amend, restate and replace certain Consulting Agreement, dated January 1, 2018, between Dr. Agah and the Company. Dr. Agah acknowledged that certain Amended and Restated Change in Control and Severance Agreement, dated November 10, 2025, between the Company and Dr. Agah, remained in full force and effect.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed interim financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, our management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2025, which is included in our 2025 Annual Report on Form 10-K, as amended.

This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that reflect our plans, estimates, and beliefs that involve risks and uncertainties, including those described in the section of this Report titled “Cautionary Note Regarding Forward-Looking Statements.” Our actual results and the timing of selected events could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those set forth under the section titled “Risk Factors” included elsewhere in this filing and in the 2025 Annual Report.

Unless the context otherwise requires, all references in this section to the “Company,” “we,” “us,” or “our” refer to RenovoRx, Inc

As used herein, the term “common stock” refers to our common stock, par value $0.0001 per share.

Overview

We are a life sciences company developing innovative targeted oncology therapies and commercializing RenovoCath®, a novel, FDA-cleared local drug-delivery device, targeting high unmet medical needs.

Our patented Trans-Arterial Micro-Perfusion (TAMP™) platform, utilizing RenovoCath, is designed for targeted therapeutic delivery across the arterial wall near the tumor site to bathe the target tumor locally, while potentially minimizing a therapy’s toxicities versus systemic intravenous chemotherapy. Our novel approach to targeted drug-delivery offers the potential for improved efficacy, safety, and tolerability, and our mission is to transform the lives of cancer patients by providing innovative solutions to enable targeted delivery of therapeutic agents.

We hold a strong and growing global intellectual property portfolio. As of June 30, 2026, we had 19 issued patents (9 US, 10 OUS), 1 allowed (US) patent and 14 published and pending patents (5 US, 7 OUS and 2 PCT) covering our TAMP platform and RenovoCath.

Commercialization of RenovoCath

Until 2025, we primarily focused our efforts on progressing our novel drug-device combination oncology product candidate, intra-arterial gemcitabine (known as "IAG") delivered via RenovoCath, through our ongoing Phase III TIGeR-PaC study for locally advanced pancreatic cancer ("LAPC"). IAG is currently under investigation and has not been approved for commercial sale. IAG received Orphan Drug Designation ("ODD") for pancreatic cancer and bile duct cancer, which provides seven years of market exclusivity upon new drug application approval by the FDA. In the second quarter of 2026, we were granted an additional ODD for oxaliplatin for the treatment of pancreatic cancer.

As the TIGeR-PaC study progressed, we received unsolicited (and subsequently solicited) feedback from oncologists, surgeons, and interventional radiologists highlighting strong interest in our technology, indicating a demand and commercial opportunity for targeted delivery of diagnostic and/or therapeutic agents. As a result, during the first half of 2024, we began to actively explore a new opportunity to market and sell RenovoCath as a standalone medical device. We launched this effort with relatively little capital outlay, and in December 2024, we announced our first commercial purchase orders for RenovoCath devices with more than ten medical institutions initiating the purchasing process, while in discussions with more than twenty additional institutions.

We are actively commercializing the TAMP platform and RenovoCath as a stand-alone device. In 2025, our first full year of commercial efforts, we generated approximately $1.1 million in RenovoCath sales with effectively zero sales and marketing infrastructure for the majority of the year. In the second quarter of 2026, we delivered record revenue and executed on all three of the milestones we set for the business: revenue growth, commercial momentum, and expansion beyond locally advanced pancreatic cancer (LAPC). We generated record revenue of $909,000, an increase of approximately 61% compared to the first quarter of 2026 and approximately 115% compared to the second quarter of 2025. Our strong first half performance gives us confidence that our second half revenue will exceed our original full-year forecast. This outlook is driven by more active commercial cancer center customers, more patients treated via procedures with RenovoCath, and repeat ordering across our existing customer base. We define "active" commercial cancer centers as centers where doctors are actively treating patients with RenovoCath.

Our commercial model is currently focused on active cancer center expansion, with additional centers driving increased procedures and revenue growth. At the time of our first quarter earnings announcement made on May 14, 2026, we had 16 active commercial cancer centers. We ended the second quarter with 21 active commercial cancer centers, an increase of more than 30% in less than a quarter. We remain on pace to meet or exceed our target of 36 active commercial cancer centers by year-end 2026.

In addition to our 21 active commercial centers, we have 42 additional centers in various stages of evaluation, approval, and activation. Combined with our 21 active commercial cancer centers, that represents a total of 63 centers in our total commercial funnel, a 31% increase over the 48 centers we reported as of May 14, 2026.

Furthermore, we currently have 15 clinical trial sites under our Phase III TIGeR-PaC study that have previously utilized RenovoCath and are expected to continue transitioning to commercial clinical use. These anticipated commercial conversions represent a meaningful opportunity to drive incremental revenue growth in the second half of 2026.

We continue to observe organic repeat ordering behavior from existing customers, which we view as a key indicator of physician satisfaction and clinical utility. As physicians incorporate RenovoCath into routine clinical practice, repeat utilization is expected to drive sustained revenue growth. The combination of record quarterly revenue, rapid active cancer center expansion, and strong repeat ordering behavior demonstrates accelerating commercial momentum and supports the long-term opportunity for RenovoCath as both a standalone device and a foundational platform for future drug-device combination therapies.

Moreover, there has been significant industry attention recently on new therapies for pancreatic cancer, and we believe those developments represent meaningful opportunities for our company. Because RenovoCath is a device to deliver treatments more optimally, we see breakthroughs in pancreatic cancer therapy as complementary and as an important tailwind for our business.

Our TAMP platform, enabled by RenovoCath, is a collaborative, localized drug-delivery platform, with two ways emerging therapies can strengthen our opportunity: 1. We can deliver established drugs locally sequentially to or concurrently with novel therapies, creating the potential for improved patient outcomes, concentrating therapy where it is needed, and 2. As new drugs come to market, we believe many of them can be delivered directly via our RenovoCath device. And in both cases, our view is that novel improved therapies make our targeted drug-delivery platform even more valuable.

In August 2026, we announced the first commercial clinical use of RenovoCath in sarcoma patient treatment at CARTI Cancer Center Little Rock, marking physician-driven expansion of our targeted drug-delivery device to other solid tumors. The case at CARTI shows the real world potential beyond pancreatic cancer for expansion of localized delivery of chemotherapy with RenovoCath. Treatment began in late June 2026 at CARTI and is ongoing. CARTI, among our growing base of cancer center customers, is concurrently using the RenovoCath device for localized drug delivery in pancreatic cancer treatment, a reflection of the broadening set of tumor types across which the technology is being applied by physicians.

We continue to estimate that the initial total addressable market (TAM) for RenovoCath as a stand-alone device could translate into an approximately $400 million peak annual U.S. sales opportunity for our company. Over time, as we expand the platform into additional solid tumor indications, we believe we could unlock more than $1 billion in peak annual sales potential.

Clinical Research and Scientific Programs

We are evaluating IAG delivered via RenovoCath in the ongoing Phase III TIGeR-PaC clinical trial. IAG is being studied under a U.S. investigational new drug (IND) study regulated by the FDA's Center for Drug Evaluation and Research (CDER) pursuant to 21 CFR Part 312. IAG utilizes RenovoCath, which is FDA-cleared for temporary vessel occlusion in applications including arteriography, preoperative occlusion, and chemotherapeutic drug infusion.

Advancement of the ongoing Phase III TIGeR-PaC clinical trial evaluating IAG via the RenovoCath device for the treatment of LAPC continued in the second quarter of 2026. On August 7, 2026, we notified TIGeR-PaC trial investigators that patient enrollment is closing. Completion of the trial is expected during the first half of 2027, after 86 events (i.e., patient deaths) have been observed. As of August 11, 2026, 78 events have occurred. Following completion of the trial, initial top line trial data is expected to be available during the second half of 2027.

The completion of enrollment in TIGeR-PaC is a significant milestone for our company which reflects successful patient recruitment, clinical execution, and collaboration among investigators and study teams evaluating IAG as a novel drug-device product candidate for difficult-to-treat LAPC. The primary endpoint of the study is overall survival. TIGeR-PaC is designed to evaluate whether our patented method of targeted delivery of the chemotherapy gemcitabine improves patient survival, safety, and tolerability compared to the standard of care (systemic (intravenous) chemotherapy gemcitabine + Abraxane).

Pancreatic cancer continues to represent a major unmet medical need, with limited treatment options and current standards of care centered largely on systemic chemotherapy, which can cause significant toxicity and related side effects for patients. TAMP is designed to deliver therapy directly near the tumor site while potentially reducing systemic exposure.

More specifically, TIGeR-PaC is studying the intra-arterial ("IA") administration of gemcitabine to treat LAPC following stereotactic body radiation therapy (“SBRT”). The study compares the treatment of LAPC using IA delivery of gemcitabine with RenovoCath versus systemic, standard of care, intravenous (i.e., systemic) administration of gemcitabine and nab-paclitaxel. Our protocol for TIGeR-PaC involves systemic chemotherapy and SBRT during the induction phase of the study (prior to randomization). In December 2021, we amended our protocol and statistical analysis plan for TIGeR-PaC (the “Modified SAP”) to (i) enroll and analyze only patients receiving SBRT during the induction phase, (ii) include a second interim analysis, (iii) change the total number of patients randomized in the study to 114 with a total of 86 events (deaths) from SBRT patients required to complete the final analysis, and (iv) repower the study from 90% to 80%. The change to the 80% power calculation aligns with common practice for clinical trials and we believe this design will shorten the timeframe needed to complete the study, as well as significantly decrease its cost. We have not discussed the protocol amendment or the Modified SAP with the FDA, and we cannot provide any assurance that the FDA will agree with these modifications, but these modifications have been submitted to the FDA.

During the second quarter of 2026, we continued to execute on key operational priorities for TIGeR-PaC, including patient enrollment, site engagement, and maintaining protocol adherence across its clinical network. These efforts build on the successful completion of the second interim analysis in 2025, after which the independent data monitoring committee ("DMC") recommended continuation of the trial without modification. In alignment with standard clinical trial practices and to preserve trial integrity, and after discussions with the DMC and consultation with our regulatory advisors, we elected to defer publication of interim data until after study completion. We will revisit publishing the actual second interim data, most likely after completion of the study as is common practice for Phase III trials.

We continue to view the TIGeR-PaC trial as an important long-term value driver, while emphasizing that our commercial strategy and revenue outlook are not dependent on the trial's ultimate outcome or timing. Importantly, we expect TIGeR-PaC trial sites will continue transitioning to commercial use, which we believe will serve as a meaningful driver of revenue growth in the second half of 2026.

The first interim analysis in the Phase III TIGeR-PaC study at the 26th event (death) of the specified events was completed in March 2023, with the study's DMC recommending a continuation of the study. The interim analysis showed a 6-month median overall survival benefit for IAG patients (nearly a 60% improvement) versus the study control arm patients treated with current standard of care. Patients also had greater than 65% reduction in adverse events with RenovoCath with gemcitabine vs. standard of care.

We continue to advance broader clinical programs by generating new data through the Company’s continued support of registries and IITs in borderline resectable and metastatic pancreatic cancer, use of other agents beyond gemcitabine (the chemotherapy being used in TIGeR-PaC), and use of TAMP in other solid tumors. In the second quarter of 2026, we began supporting a new IIT study for cholangiocarcinoma, or bile duct cancer, which is in process to begin soon. Registry and IIT studies are capital-efficient studies providing meaningful data that may further broaden the application for the TAMP platform which is enabled by RenovoCath.

In the second quarter of 2026, several scientific data updates supported the use of intra-arterial gemcitabine delivery via TAMP in LAPC. A peer-reviewed case study by researchers at Moffitt Cancer Center, published in Radiology Case Reports, found that PET-CT imaging, rather than CT alone, showed a meaningful reduction in tumor metabolic activity after treatment. These findings suggest that PET imaging may help optimize monitoring of therapeutic response following TAMP-delivered treatment.

In addition, the PK sub-study of the TIGeR-PaC trial has been accepted and will be published in the near future in the Journal of Cancer Chemotherapy and Pharmacology. The findings support TAMP as a targeted delivery method for gemcitabine, demonstrating its potential to increase local drug potency while reducing systemic exposure and common side effects.

Finally, a peer-reviewed case series in Case Reports in Oncology from researchers at Hackensack Meridian Health’s Jersey Shore University’s Medical Center was accepted and will also be published in the near future. The case series highlights their experience with the TAMP procedure in LAPC.

We believe that increases in the number publications reporting the use of the TAMP procedure by physicians is another sign of adoption as TAMP traverses from an experimental procedure to becoming a standard of care.

Cash Resources, History of Losses and Planned Activities

We have incurred significant operating losses and generated negative cash flows from operations since our inception. As of June 30, 2026, we had cash and cash equivalents of $9.5 million. We reported net losses of $2.9 million and $6.4 million for the three and six months ended June 30, 2026, respectively. As of June 30, 2026, we had an accumulated deficit of $67.8 million. We expect to continue to incur significant expenses, operating losses and negative cash flows while we seek to grow our revenues from RenovoCath commercial sales and work towards our goal of cashflow positive operations. We will not generate revenues from IAG sales unless and until we successfully complete development, obtain regulatory approval for, and commercially launch IAG. Given economic and market conditions and timing of regulatory approval, we expect that our expenses will increase in connection with our ongoing commercial, research and development activities, particularly if and when we decide to:

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

In addition to the variables described above, if and when IAG or any of our other potential future product candidates successfully complete development and receive regulatory approval, we will incur substantial additional costs associated with establishing a sales, marketing, medical affairs and distribution infrastructure to commercialize products for which we may obtain marketing approval, regulatory filings, marketing approval, and post-marketing requirements, and other commercial costs. We cannot reasonably estimate these costs at this time.

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

Our condensed interim financial statements as of June 30, 2026, have been prepared on a going concern basis and do not include any adjustments that may result from the outcome of this uncertainty. Based on our operating plans, we expect that our current cash and cash equivalents as of the date of this Report will be sufficient to fund our operating, investing and financing cash flow needs at least the next 12 months from the date of issuance of this report (i.e., into the second half of 2027), assuming our commercial strategy and our development programs advance as currently contemplated.

As a result, while raising capital is not our current focus, we may require additional funding in the future to support our strategy. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through private or public equity financings, debt financings and collaborations, licensing agreements or other similar arrangements. We currently have no credit facility or committed sources of capital. To the extent that we raise additional capital through equity or debt, the ownership interests of our stockholders will be diluted and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds through the issuance of debt securities, these securities could contain covenants that could restrict our operations. We may require additional capital beyond our currently anticipated amounts and additional capital may not be available on reasonable terms, or at all. If we raise additional funds through collaboration arrangements or other strategic transactions in the future, we may have to relinquish valuable rights to our technologies or future revenue streams or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through private or public equity financings or debt financings when needed, we may be required to delay, limit, reduce or terminate development or future commercialization efforts, and we may be unable to continue as a going concern. If we are unable to continue as a going concern, we might have to liquidate our assets and the value we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our condensed interim financial statements, and our shareholders may lose their entire investment in our common stock.

Components of Our Results of Operations

Revenue

In the fourth quarter of 2024, we began generating revenue through the sale of our RenovoCath device on a standalone basis directly to end user customers (i.e., hospitals and cancer treatment centers), and revenue generation from such activity continued for the entire year ended December 31, 2025 and accelerated in the first and second quarters of 2026, with the second quarter of 2026 being a record revenue quarter for us. We consider customer purchase orders, which in some cases are governed by master sales agreements or standard terms and conditions, to be the contracts with a customer. Our contracts with customers typically contain a single performance obligation, which is the delivery of the RenovoCath device. We recognize revenue from sales of products at the point in time that the customer obtains control, which is typically based upon the terms of delivery. In determining the transaction price, we evaluate whether the price is subject to refund or adjustment to determine the net consideration to which we expect to be entitled. The only type of variable consideration we offer is limited return rights relating primarily to product damage or defects identified upon receipt, and therefore we expect minimal returns. Returns are estimated taking into consideration several factors including these limited product return rights, historical return activity, and other relevant factors. As of June 30, 2026 and December 31, 2025, we recorded nil of allowance for returns.

Cost of Revenue

Cost of revenue consists of costs associated with the sales of RenovoCath devices primarily from Medical Murray, our third-party RenovoCath manufacturer. Prior to the commercialization of RenovoCath, all costs of manufacturing to produce the RenovoCath devices were allocated to our TIGeR-PaC Phase III clinical trial study in prior periods and expensed as research and development. The cost for RenovoCath devices not associated with the TIGeR-PaC study represents primarily third-party manufacturing costs and shipping and handling costs when applicable.

Operating Expenses

Research and Development

Research and development expenses consist of costs related to the research and development of our TAMP technology and our ongoing clinical trial. Clinical trial costs are a significant component of research and development expenses and include costs associated with third-party contractors and consultants. We outsource a substantial portion of our clinical trial activities, having utilized the services of third-party clinical trial sites and contract research organizations to assist us with the execution of our clinical trials. In addition, we have FDA 510(k) clearance for the RenovoCath delivery device, which comprises part of our IAG product candidate. Accordingly, we are able to charge our clinical trial sites for the RenovoCath delivery device. To date, payments from clinical trial sites in consideration for RenovoCath delivery devices have been adequate to cover our direct manufacturing costs. Any payments we receive from clinical trial sites as consideration for use of RenovoCath delivery devices offset our research and development expenses. We expect our research and development expenses to increase for the foreseeable future as we continue the development of our product candidates and enroll subjects in our ongoing Phase III clinical trial, initiate other new clinical trials, post marketing study (what we call our RR5 study), and pursue regulatory approval of our product candidates. It is difficult to predict with any certainty the duration and costs of completing our current or future clinical trials of our product candidates or if, when or to what extent we will achieve regulatory approval and generate revenue from the commercialization and sale of our product candidates. The duration, costs and timing of clinical trials and other development of our product candidates will depend on a variety of factors, including uncertainties in clinical trial enrollment, timing and extent of future clinical trials, development of new product candidates and significant and changing government regulation. We may never succeed in achieving regulatory approval for any of our product candidates.

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

Selling, General and Administrative

Selling, general and administrative expenses consist of salaries, benefits, and stock-based compensation for personnel in executive, finance and administrative functions, professional services and associated costs related to accounting, tax, audit, legal, intellectual property and other matters, consulting costs, marketing, conferences, travel and allocated expenses for rent, insurance and other general overhead costs. We expect to continue to incur additional expenses as a result of operating as a public company, including costs to comply with the rules and regulations of the SEC, and Nasdaq continued listing standards and increased expenses in the areas of insurance, professional services and investor relations. As a result, we expect our selling, general and administrative expenses to increase in the foreseeable future. Selling, general and administrative expenses are expensed as incurred.

Other Income (Expense), Net

Interest Income, Net

Interest expense consists of expense for the amortization of directors and officers liability insurance premiums.

Interest income is earned from cash deposited in our short-term marketable securities and money market account.

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability represents the gain or loss reported from the change in the fair value of the common stock warrant liability for warrants issued under the registered direct offering. On April 3, 2023, we completed a registered direct offering financing issuing shares of common stock and common stock warrants. The fair value of the common stock warrant per share was $0.18 and $0.66 on June 30, 2026, and 2025, respectively. The decrease in the fair value was primarily due to the decrease in our stock price combined with a shorter number of years remaining to the warrant expiration date.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2026 and 2025

The following table summarizes the significant components of our results of operations for the periods presented (in thousands, except percentages):

	Three Months Ended June 30,		Increase / (Decrease)
	2026	2025	$	%
	(unaudited)
Revenues	$909	$422	$487	115
Cost of revenues	143	152	(9)	(6)
Gross profit	766	270	496	184

Operating expenses:
Research and development	$1,200	$1,426	$(226)	(16)
Selling, general and administrative	2,915	1,522	1,393	92
Total operating expenses	4,115	2,948	1,167	40
Loss from operations	(3,349)	(2,678)	(671)	(25)
Other income (expense), net
Interest and dividend income	90	133	(43)	(32)
Loss on disposition of asset	(2)	-	(2)	(100)
Change in fair value of common warrant liability	350	(350)	700	200
Total other income (expense), net	438	(217)	655	302
Net loss	$(2,911)	$(2,895)	$(16)	(1)

Revenue

We recognized record quarterly revenue of approximately $0.9 million from sales of RenovoCath for the three months ended June 30, 2026, compared to $0.4 million for the same period last year, representing a $0.5 million increase in sales volume. The growth was driven by continued expansion of active commercial cancer centers and repeat ordering from our existing commercial cancer center base. We expect to grow revenue from RenovoCath sales on a sequential quarter-by-quarter basis for the remainder of 2026.

Cost of Revenue

Cost of revenue was approximately $0.1 million for the three months ended June 30, 2026, compared to approximately $0.2 million cost of revenue for the same period last year, remaining relatively flat from the prior period last year. Prior to the Medical Murray supply agreement, devices sold for the same period as last year were manufactured based on time and materials which resulted in higher manufacturing costs per device. We expect costs of revenue to increase as we increase our revenue from RenovoCath sales.

Research and Development

Research and development expenses were approximately $1.2 million for the three months ended June 30, 2026, compared to $1.4 million for the same period last year, a decrease of $0.2 million. The period-over-period decrease in research and development expenses is primarily driven by a decrease in regulatory and clinical development of $0.1 million due to costs associated with our ongoing Phase III clinical trial study TIGeR-PaC, including a decrease of $0.2 million in selling, general, and administrative expenses allocated to research and development expense. This decrease was off-set by an increase in employee and related benefit costs of $0.1 million. We anticipate research and development expenses to increase in the second half of 2026 as we advance our clinical development of IAG and the development of our next generation RenovoCath device including incurring expenses for the filing of a 510(k) with the FDA next year at least 90 days before the device is offered for sale.

Selling, General and Administrative

Selling, general and administrative expenses were approximately $2.9 million for the three months ended June 30, 2026, compared to $1.5 million for the same period last year, an increase of approximately $1.4 million. The period-over-period increase in selling, general and administrative expenses is primarily driven by an increase in head count and employee and related benefit costs of $0.8 million as we made targeted investments in expanding our RenovoCath commercialization program, resulting in an increased commercial pipeline, additional active cancer center customers and a resulting increase in revenue. Professional, and other expenses to include travel and marketing expenses increased by $0.4 million primarily due to supporting our RenovoCath commercialization strategy, including the decreased in selling, general, and administrative expenses allocated to research of $0.2 million. We anticipate selling, general and administrative expenses to increase during the second half of 2026 as we progress with our commercialization activities for RenovoCath.

Other Income (Expense), Net

Other Income was approximately $0.4 million for the three months ended June 30, 2026, compared to other expense of approximately $0.2 million for the same period last year. The increase in other income was primarily due to a $0.7 million change in the fair value of common warrant liability, primarily due to a decrease in our stock price.

Comparison of the Six Months Ended June 30, 2026 and 2025

	Six Months Ended June 30,		Increase / (Decrease)
	2026	2025	$	%
	(unaudited)
Revenues	$1,472	$619	$853	138%
Cost of revenues	227	246	(19)	-8%
Gross profit	1,245	373	872	234%

Operating expenses:
Research and development	$2,428	$3,068	$(640)	-21%
Selling, general and administrative	5,635	3,093	2,542	82%
Total operating expenses	8,063	6,161	1,902	31%
Loss from operations	(6,818)	(5,788)	(1,030)	-18%
Other income (expense), net
Interest and dividend income	134	239	(105)	-44%
Loss on disposition of asset	(2)	-	(2)	-100%
Change in fair value of common warrant liability	254	234	20	9%
Total other income (expense), net	386	473	(87)	-18%
Net loss	$(6,432)	$(5,315)	$(1,117)	-21%

Revenue

We recognized approximately $1.5 million of revenue from sales of RenovoCath for the six months ended June 30, 2026, compared to $0.6 million for the same period last year, representing a $0.9 million increase in sales volume. The significant growth reflects continued expansion of active commercial cancer centers and increasing procedural utilization of RenovoCath across our active commercial cancer centers. We expect to grow revenue from RenovoCath sales on a sequential quarter-by-quarter basis for the remainder of 2026.

Cost of Revenue

Cost of revenue was approximately $0.2 million for the six months ended June 30, 2026, compared to approximately $0.2 million, remaining relatively flat for the same period last year. Prior to the Medical Murray supply agreement, devices sold for the same period as last year were manufactured based on time and materials which resulted in higher manufacturing costs per device. We expect costs of revenue to increase as we increase our revenue from RenovoCath sales.

Research and Development

Research and development expenses were approximately $2.4 million for the six months ended June 30, 2026, compared to $3.1 million for the same period last year, a decrease of $0.7 million. The period-over-period decrease in research and development expenses is primarily driven by a decrease in regulatory and clinical development of $0.4 million due to costs associated with our ongoing Phase III clinical trial study TIGeR-PaC, including a decrease in non-recurring engineering costs for the development of the next generation of our RenovoCath delivery system of $0.2 million, and selling, general, and administrative expenses allocated to research and development costs of $0.4 million. The decrease was off-set by an increase in employee and related benefit costs of $0.4 million primarily due to an increase in employees and salary changes associated with cost-of-living adjustments. We anticipate research and development expenses to increase in the second half of 2026 as we advance our clinical development of IAG and the development of our next generation RenovoCath device including incurring expenses for the filing of a 510(k) with the FDA next year at least 90 days before the device is offered for sale.

Selling, General and Administrative

Selling, general and administrative expenses were approximately $5.6 million for the six months ended June 30, 2026, compared to $3.1 million for the same period last year, an increase of approximately $2.5 million. The period-over-period increase in selling, general and administrative expenses is primarily driven by an increase in head count and employee and related benefit costs of $1.3 million as we made targeted investments in expanding our RenovoCath commercialization program, resulting in an increased commercial pipeline, additional active cancer center customers and a resulting increase in revenue. Professional, and other expenses to include travel and marketing expenses increased by $0.7 million primarily due to supporting our RenovoCath commercialization strategy. Legal expenses increased $0.1 million, including a decrease in selling, general, and administrative expenses of $0.4 million. We anticipate selling, general and administrative expenses to increase during the second half of 2026 as we progress with our commercialization activities for our RenovoCath delivery system.

Other Income (Expense), Net

Other Income (expense), net was approximately $0.4 million for the six months ended June 30, 2026, compared to approximately $0.5 million for the same period last year. The decrease in other income was primarily due to a decrease in interest income of approximately $0.1 million.

Liquidity and Capital Resources

From our inception through June 30, 2026, we had raised an aggregate of $81.4 million, primarily from private placements of convertible preferred stock, convertible debt securities, the issuance of securities in registered and private placement offerings and the exercise of common stock warrants and common stock options. After deducting underwriting discounts and commissions, placement agent fees and other offering expenses, our net proceeds from these offerings were $72.5 million. As of June 30, 2026, we had cash and cash equivalents of $9.5 million.

We have incurred significant losses and negative cash flows from operations since our inception. For the six months ended June 30, 2026, we recorded a net loss of $6.4 million and an accumulated deficit of $67.8 million. Depending on our commercialization efforts with RenovoCath, we do not expect to generate positive cash flows from operations in the near future, although that is an important goal for our commercial efforts. We also expect to incur losses from our clinical activities until revenues from RenovoCath sales grow and outpace cash and non-cash expenses. Losses may also continue until regulatory approval is granted for our lead product candidate, IAG, and until IAG is commercially launched and revenues are generated from sales of IAG, all of which, with respect to IAG, will not occur for several years. We face the risk that commercial sales of RenovoCath will not grow as anticipated, and regulatory approval of IAG is not guaranteed and may never be obtained. We may also pursue other revenue-generating strategies such as licensing or collaboration agreements. No assurances can be made that we will pursue these strategies, and even if we do, there is a risk that we will be unable to generate revenue from such activities.

We believe we will be able to continue to raise additional required capital as needed through debt financings, private or public equity financings (including our at the market offering program), potential exercises of outstanding warrants, license agreements, collaborative agreements or other arrangements with other companies, or other sources of financing. There can be no assurance that such financing will be available as and when needed or will be at terms acceptable to us. The inability to raise capital as and when needed would have a negative impact on our liquidity, financial condition and our ability to pursue our business strategy. We will need to generate significant revenue from commercial sales of RenovoCath or otherwise to achieve cashflow positive operations or profitability, and we may never do so. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our clinical trials or other operations. If any of these events occur, our ability to achieve our operational goals would be adversely affected. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described in the section of this Report and our 2025 Annual Report titled “Risk Factors.” Depending on the severity and direct impact of these factors on us, we may be unable to secure additional financing to meet our operating requirements on commercially acceptable terms favorable to us, or at all.

On March 20, 2026, we closed on a private placement offering to 15 accredited investors, of which 5 were insider investors, and issued 8,438,790 shares of common stock, 2,200,000 pre-funded warrants, and 5,319,392 revenue milestone warrants, representing 50% warrant coverage. The revenue milestone warrants have an exercise price equal to two times (2x) the purchase price paid for the shares of common stock in the offer, and they expire on the earlier of: (i) 30 days of our reporting $1.5 million in gross product sales in any fiscal quarter and (ii) March 30, 2029. We raised aggregate gross proceeds of $10.0 million in this financing, before deducting placement agent fees and other legal and professional fees of approximately $0.7 million. In addition, we incurred approximately $0.3 million of issuance costs.

As of the date of this Report, we believe that we have sufficient cash resources, including our private placement closing in March 2026 described above, to allow us to fund our operating, investing and financing cash flow needs through at least the next 12 months (i.e., into the second half of 2027). The accompanying unaudited condensed interim financial statements have been prepared assuming that we will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The accompanying unaudited condensed interim financial statements do not reflect any adjustments relating to the recoverability and reclassification of assets and liabilities that might be necessary if we are unable to continue as a going concern.

Sources of Liquidity

Since our inception, we have been primarily a clinical stage company on IAG, our clinical development stage lead product candidate, a novel drug-device combination product for the treatment of LAPC. In 2024, we made the decision to launch an effort to commercialize our RenovoCath device as a standalone product within its FDA-cleared fields of use and upon our initial commercialization launch of RenovoCath, we generated revenue in the fourth quarter of 2024. We have since grown our RenovoCath revenues, and our goal is to grow revenues from our RenovoCath commercialization efforts in the second half of 2026 and beyond. However, we have incurred significant operating losses and negative cash flows from operations and we anticipate that we will continue to incur net losses until our RenovoCath commercial efforts generate meaningful revenues, of which no assurances can be given.

Cash Flows

Our primary uses of cash are to fund our operations including research and development, commercialization of our RenovoCath as a standalone device and selling, general and administrative expenses. We will continue to incur operating losses in the future and expect that our research and development and selling, general and administrative expenses will continue to increase as we continue our research and development efforts with respect to clinical development of IAG and further develop our technology platform, commercializing RenovoCath and ensuring we are complying with the requirements of being a public company. The cash used to fund operating expenses is impacted by the timing of when we pay expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash provided by (used in):
Operating activities	$(6,576)	$(5,683)
Investing activities	(71)	(2)
Financing activities	9,102	10,845
Net increase in cash and cash equivalents	$2,455	$5,160

Net Cash Used in Operating Activities

Cash used in operating activities for the six months ended June 30, 2026, reflected a net loss of $6.4 million, offset by non-cash charges of approximately $0.7 million, and a net change in our operating assets and liabilities of $0.8 million.

Cash used in operating activities for the six months ended June 30, 2025, reflected a net loss of $5.3 million, offset by non-cash charges of $0.4 million, and a net change in our operating assets and liabilities of $0.8 million.

Cash Used in Investing Activities

Cash used in investing activities for the six months ended June 30, 2026, consisted of $71,000 for the purchase of property and equipment.

Cash used in investing activities for the six months ended June 30, 2025, consisted of $2,000 for the purchase of property and equipment.

Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2026 was $9.1 million, consisting primarily of net proceeds from the March 2026 private placement.

Net cash provided by financing activities for the six months ended June 30, 2025 was $10.8 million, consisting primarily of net proceeds from the public equity offering.

Contractual Obligations and Other Commitments

In April 2026, we terminated our existing lease agreement for our administrative corporate headquarters without penalty, and entered into a new 33-month non-cancelable operating lease within the same office building, commencing on April 1, 2026 and ending on December 31, 2028. The lease has a one-time option to renew the term for an extension period of 36 months.

In June 2026, we entered into a new non-cancelable purchase commitment of $1.5 million with Medical Murray, our third-party manufacturer, for our RenovoCath device. The purchase commitment will provide commercially available RenovoCath devices for our cancer centers into the second half of 2027.

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

There have been no significant changes to our critical accounting policies or significant judgments and estimates for the six months ended June 30, 2026, from those previously disclosed in our 2025 Annual Report.

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

Emerging Growth Company and Smaller Reporting Company Status

We are an “emerging growth company” as defined in the JOBS Act. Under the JOBS Act, companies have extended transition periods available for complying with new or revised accounting standards. We have elected this exemption to delay adopting new or revised accounting standards. We will remain an emerging growth company until the earlier of (1) December 31, 2026, (2) the last day of the fiscal year in which we have total annual gross revenues of at least $1.235 billion, (3) the date on which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, or (4) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. Based on these variables, we will cease being an emerging growth company as of December 31, 2026.

An emerging growth company may take advantage of specified reduced reporting requirements and is relieved of certain other significant requirements that are otherwise generally applicable to public companies. As an emerging growth company:

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

We have elected to take advantage of certain of the reduced disclosure obligations in this Report on Form 10-Q and may elect to take advantage of other reduced reporting requirements in future filings. As a result, the information that we provide to our stockholders may differ from the information provided by other public reporting companies in which they hold equity interests.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2026. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our periodic reports filed with the SEC (such as this Quarterly Report on Form 10-Q) has been appropriately recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Based on their evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
Our estimates of our serviceable addressable market (SAM), potential revenues and similar metrics related to our commercialization efforts for RenovoCath may prove inaccurate, particularly given that our commercialization efforts are relatively new and are evolving.
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

We are also providing the following updated risk factor on a voluntary basis:

We are not currently in compliance with the “minimum bid price” continued listing requirement for The Nasdaq Stock Market. If we do not regain compliance by the end of 2026 and continue to meet such requirement or any other continued listing requirements, our common stock may be delisted, which could affect the market price and liquidity for our common stock and reduce our ability to raise additional capital and otherwise properly function as a public company.

On December 31, 2025, we received a letter from the Listing Qualifications Staff of the Nasdaq Stock Market, LLC (“Nasdaq”) indicating that we are not in compliance with the requirement to maintain a minimum bid price of $1.00 per share required for continued listing on Nasdaq, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”) for 32 consecutive trading days.

Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), we were initially provided 180 calendar days, or until June 30, 2026, to regain compliance. On July 1, 2026, we received a notification letter from Nasdaq informing us that, while we have not yet regained compliance with the Minimum Bid Price Requirement, Nasdaq has determined that we are eligible for an additional 180 calendar day period, or until December 28, 2026 (the “Second Compliance Period”), to regain compliance. If at any time during the Second Compliance Period, the bid price of our common stock closes at or above $1.00 per share for a minimum of ten consecutive business days, Nasdaq will provide us with written confirmation of compliance with the Minimum Bid Price Requirement and the matter will be closed. In the event we do not regain compliance with the Minimum Bid Price Requirement by the end of the Compliance Period, the Listing Qualifications Department of Nasdaq will issue a Staff Delisting Determination under Nasdaq Listing Rule 5810 with respect to that security (the “Low Priced Stocks Rule”). If a company receives such delisting notice, the company can request a hearing before a Nasdaq hearings panel (the “Panel”). If our common stock closes at or below $0.10 for ten consecutive days during the Second Compliance Period, we could receive a Staff Delisting Determination during the Second Compliance Period or, if we receive such Staff Delisting Determination, Nasdaq may not grant our request for a hearing, or if Nasdaq grants our request for a hearing, the Panel may not grant our request for continued listing of our common stock on The Nasdaq Capital Market pending our compliance with all applicable listing criteria, including the Minimum Bid Price Requirement, or we may be unable to timely satisfy the terms of any extension that may be granted by the Panel.

We will continue to monitor the closing bid price of our common stock and seek to regain compliance with all applicable Nasdaq requirements within the allotted compliance periods and may, if appropriate, consider available options, including implementation of a reverse stock split, to regain compliance with the Minimum Bid Price Requirement or the Low Priced Stocks Rule, as applicable. A reverse stock split, would require approval of our stockholders, which may not be obtained, and if we are unable to otherwise regain compliance with the Minimum Bid Price Requirement, we will be subject to delisting from Nasdaq as described above. Even if we are able to implement, such split could have a material adverse effect on our stock price and valuation, including as public stock prices often decrease following the occurrence of a reverse stock split.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Sixth Amended and Restated Certificate of Incorporation of RenovoRx, Inc.	8-K	001-40738	3.1	August 31, 2021
3.2	Amended and Restated Bylaws of RenovoRx, Inc.	8-K	001-40738	3.1	September 11, 2023
4.1	Form of Private Common Stock Warrant (related to the 2020 Convertible Notes and 2021 Convertible Notes)	10-Q	001-40738	4.1	November 15, 2021
4.2	Form of Underwriter’s Warrant	S-1	333-258071	4.1	August 25, 2021
4.3	Form of Warrant Agent Agreement (including the terms of the Warrants)	S-1	333-258071	4.2	August 25, 2021
4.4	Specimen Stock Certificate evidencing the Shares of Common Stock	S-1	333-258071	4.4	August 25, 2021
4.5	Form of Warrant Certificate	S-1	333-258071	4.5	August 25, 2021
4.6	Form of Pre-Funded Common Stock Purchase Warrant	8-K	001-40738	4.1	April 3, 2023
4.7	Form of Common Stock Purchase Warrant	8-K	001-40738	4.2	April 3, 2023
4.8	Warrant to Purchase Common Stock of RenovoRx, Inc.	8-K	001-40738	10.3	January 29, 2024
4.9	RenovoRx Placement Agent Warrant	8-K	001-40738	10.5	January 29, 2024
4.10	Form of Pre-Funded Common Stock Purchase Warrant of RenovoRx, Inc.	8-K	001-40738	10.2	April 15, 2024
4.11	Form of Series A Warrant to Purchase Common Stock of RenovoRx, Inc.	8-K	001-40738	10.3	April 15, 2024
4.12	Form of Series B Warrant to Purchase Common Stock of RenovoRx, Inc.	8-K	001-40738	10.4	April 15, 2024
4.13	Form of Placement Agent Warrant to Purchase Common Stock of RenovoRx, Inc.	8-K	001-40738	10.5	April 15, 2024
4.14	Common Stock Purchase Warrant Issued to Medical Murray, Inc., dated September 25, 2024	10-Q	001-40738	4.14	November 13, 2024
4.15	Form of Underwriter Warrant issued in February 2025 Public Offering	8-K	001-40738	4.1	February 10, 2025
4.16	Form of Pre-Funded Warrant Issued to Investors in the March 2026 Private Placement	8-K	001-40738	4.1	March 23, 2026
4.17	Form of Milestone Warrant Issued to Investors in the March 2026 Private Placement	8-K	001-40738	4.2	March 23, 2026
10.1	Amended and Restated 2021 Omnibus Equity Incentive Plan	8-K	001-40738	10.1	June 30, 2026
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
101.INS	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents	Filed herewith
104	Cover Page formatted as Inline XBRL and contained in Exhibit 101	Filed herewith

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

RenovoRx, Inc.

Date: August 13, 2026	By:	/s/ Shaun R. Bagai
Shaun R. Bagai
Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2026	By:	/s/ Mark Voll
Mark Voll
Chief Financial Officer
(Principal Financial Officer)