Form 10-Q
period 2026-09-30
RenovoRx, Inc.
filed 2026-11-05
CIK 1574094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of October 30, 2026, the registrant had 48,250,592 shares of common stock, $0.0001 par value per share, outstanding.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”), particularly in the sections captioned “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements are inherently subject to significant risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control. All statements other than present and historical facts and conditions contained in this Report, including statements regarding our commercialization efforts and future revenues, our ongoing clinical trial and other results of operations and financial position, business strategy, plans and our objectives for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “objective,” "goal," "aim," “ongoing,” “plan,” “potential,” “predict,” “project,” "future," “should,” “will,” “would,” “in the future” or the negative or derivations of these terms or other comparable terminology referring to the future, although not all forward-looking statements contain such terminology. Actual events or results may differ from those expressed in these forward-looking statements, and these differences may be significant and adverse. Forward-looking statements include, but are not limited to, statements about:

•
our estimates or expectations regarding our commercial efforts for our RenovoCath device, including (i) future revenues from commercial operations or otherwise, (ii) the number of active cancer center customers we may obtain or have available to us, and (iii) expenses, potential for cashflow positive operations, and anticipated capital requirements to fund our future operating expenses;
•
our other anticipated financial or operational performance results;
•
our anticipated use of our existing cash, cash equivalents, and investments, including the sufficiency of our existing cash, cash equivalents, and investments to fund our future operating expenses and capital expenditure requirements, and our future needs for additional financing;
•
our ability to further develop and expand our TAMPTM therapy platform, both to use different chemotherapeutic agents, to include new indications, or to market our catheter on a standalone basis;
•
the ability of our clinical trials to demonstrate safety and efficacy of our product candidates, and other positive clinical or related results;
•
the progress and focus of our current and future clinical trials;
•
projections for enrollment of our clinical trials and our expectations relating to the timing of the provision of updates on, public announcements (if any) for interim or top line data from, and completion of enrollment and trial completion for, and final results from, our clinical trials (notably our ongoing Phase III TIGeR-PaC trial as well as investigator-initiated trials);
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

•
our plans relating to commercializing our product candidates like IAG, if approved, including the geographic areas of focus and our potential and ability to successfully commercialize our product candidates and generate revenue;
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
•
our ability to retain the continued service of our key personnel and to identify, hire, and then retain additional qualified personnel; and
•
our ability to maintain compliance with the continuing listing requirements of the Nasdaq Stock Market.

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

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

RenovoRx, Inc.

Condensed Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$10,404	$7,024
Accounts receivable	609	139
Prepaid expenses	265	324
Inventory	341	189
Other current assets	195	217
Total current assets	11,814	7,893
Operating lease right-of-use asset	334	190
Property and equipment, net	89	12
Other non-current assets	200	-
Total assets	$12,437	$8,095
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$938	$799
Accrued expenses and other current liabilities	1,153	1,163
Total current liabilities	2,091	1,962
Common stock warrant liability	837	604
Operating lease liability, net of current portion	225	107
Total liabilities	3,153	2,673
Commitments and contingencies (Note 7)	-	-
Stockholders’ equity:
Common stock, $0.0001 par value, 250,000,000 shares authorized at September 30, 2026, and December 31, 2025; 48,190,073 and 36,613,916 shares issued and outstanding as of September 30, 2026, and December 31, 2025, respectively	5	4
Additional paid-in capital	80,745	66,805
Accumulated deficit	(71,466)	(61,387)
Total stockholders’ equity	9,284	5,422
Total liabilities and stockholders’ equity	$12,437	$8,095

The accompanying notes are an integral part of these condensed interim financial statements.

RenovoRx, Inc.

Condensed Statements of Operations

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues	$1,066	$266	$2,538	$885
Cost of revenue	188	53	415	299
Gross profit	878	213	2,123	586
Operating expenses:
Research and development	1,241	1,685	3,669	4,768
Selling, general and administrative	2,873	1,728	8,508	4,806
Total operating expenses	4,114	3,413	12,177	9,574
Loss from operations	(3,236)	(3,200)	(10,054)	(8,988)
Other income (expense), net
Interest income, net	76	113	210	352
Loss on disposition of asset	-	-	(2)	-
Change in fair value of common stock warrant liability	(487)	175	(233)	409
Total other income (expense), net	(411)	288	(25)	761
Net loss	$(3,647)	$(2,912)	$(10,079)	$(8,227)
Net loss per share - basic and diluted	$(0.08)	$(0.08)	$(0.23)	$(0.24)
Weighted average shares of common stock - basic and diluted	48,194,604	36,646,278	44,545,615	34,892,143

The accompanying notes are an integral part of these condensed interim financial statements.

RenovoRx, Inc.

Condensed Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance — December 31, 2025	36,613,916	$4	$66,805	$(61,387)	$5,422
Issuance of common stock upon equity financing, net of issuance cost	8,438,790	1	9,046	-	9,047
Stock-based compensation expense	-	-	317	-	317
Net loss	-	-	-	(3,521)	(3,521)
Balance — March 31, 2026	45,052,706	5	76,168	(64,908)	11,265
Issuance of restricted stock awards	69,276	-	-	-	—
Equity financing costs	-	-	55	-	55
Stock-based compensation expense	-	-	570	-	570
Net loss	-	-	-	(2,911)	(2,911)
Balance — June 30, 2026	45,121,982	5	76,793	(67,819)	8,979
Issuance of restricted stock awards	25,747	-	-		-
Issuance of common stock upon exercise of stock options	11,867	-	5		5
Issuance of common stock upon exercise of common stock warrants	3,030,477	-	3,478	-	3,478
Stock-based compensation expense	-	-	469	-	469
Net loss	-	-	-	(3,647)	(3,647)
Balance — September 30, 2026	48,190,073	$5	$80,745	$(71,466)	$9,284

The accompanying notes are an integral part of these condensed interim financial statements.

RenovoRx, Inc.

Condensed Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance — December 31, 2024	24,034,672	$2	$54,695	$(50,219)	$4,478
Issuance of common stock upon equity financing, net of issuance cost	11,523,810	2	10,801	-	10,803
Issuance of common stock upon exercise of pre-funded common warrants	951,500	-	-	-	-
Issuance of restricted stock awards	30,000	-	-	-	-
Issuance of common stock upon exercise of stock options	6,770	-	8	-	8
Stock-based compensation expense	-	-	288	-	288
Net loss	-	-	-	(2,420)	(2,420)
Balance — March 31, 2025	36,546,752	4	65,792	(52,639)	13,157
Issuance of restricted stock awards	41,000	-	-	-	-
'Issuance of common stock upon exercise of stock options	32,880	-	9	-	9
Issuance of common stock upon exercise of common warrants	25,252	-	25	-	25
Stock-based compensation expense	-	-	345	-	345
Net loss	-	-	-	(2,895)	(2,895)
Balance — June 30, 2025	36,645,884	4	66,171	(55,534)	10,641
Issuance of restricted stock awards	4,032	-	-	-	-
Stock-based compensation expense	-	-	349	-	349
Net loss	-	-	-	(2,912)	(2,912)
Balance — September 30, 2025	36,649,916	$4	$66,520	$(58,446)	$8,078

The accompanying notes are an integral part of these condensed interim financial statements.

RenovoRx, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(10,079)	$(8,227)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,356	982
Non-cash lease expense	91	65
Change in fair value of common warrants classified as a liability	233	(409)
Depreciation expense	11	1
Loss on disposition of assets	2	-
Changes in operating assets and liabilities:
Accounts receivable	(470)	(126)
Inventory	(152)	(272)
Prepaid expenses	59	(22)
Other current assets	22	158
Other non-current assets	(200)	-
Accounts payable	139	283
Accrued expenses	(127)	(386)
Net cash used in operating activities	(9,115)	(7,953)

Cash flows from investing activities:
Purchase of property and equipment	(90)	(2)
Net cash used in investing activities	(90)	(2)

Cash flows from financing activities:
Proceeds from issuance of common stock and pre-funded common stock warrants	10,000	12,102
Issuance cost of common stock upon private placement	(898)	(1,299)
Proceeds from exercise of common warrants	3,478	25
Proceeds from exercise of stock options	5	17
Net cash provided by financing activities	12,585	10,845
Net increase in cash and cash equivalents	3,380	2,890
Cash and cash equivalents:
Beginning of period	7,024	7,154
End of period	$10,404	$10,044
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1	$2
Cash paid for interest	$10	$-
Supplemental disclosure of non-cash investing activities
Right-of-use assets obtained in exchange for modified operating lease obligations, net	$235	$-

The accompanying notes are an integral part of these condensed interim financial statements.

RenovoRx, Inc.

Notes to the Unaudited Condensed Interim Financial Statements

1. Business and Principal Activities

Description of Business

RenovoRx, Inc. (the “Company”, "RenovoRx", "we", "us", "our" or similar terminology) was incorporated in the state of Delaware in December 2012 and operates from its headquarters in Mountain View, California.

The Company is a life sciences company commercializing RenovoCath®, a novel, U.S. Food and Drug Administration (“FDA”)-cleared device for local drug delivery designed to address significant unmet medical needs, with a focus on difficult-to-treat tumors. The Company is also evaluating intra-arterial gemcitabine (known as "IAG") delivered via RenovoCath using RenovoRx’s Trans-Arterial Micro-Perfusion (TAMP™) platform as a novel drug-device product candidate for difficult-to-treat locally advanced pancreatic cancer ("LAPC").

The Company's patented TAMP platform, enabled by RenovoCath, is designed for targeted therapeutic delivery across the arterial wall near the tumor site to bathe the target tumor locally, while potentially minimizing a therapy’s toxicities versus systemic intravenous chemotherapy. The Company's novel approach to targeted drug-delivery offers the potential for increased tolerance and improved safety and efficacy, and its mission is to transform the lives of cancer patients by providing innovative solutions to enable targeted delivery of therapeutic agents.

The Company is actively commercializing the TAMP platform and RenovoCath as a stand-alone device. The Company's commercial model is currently focused on active commercial cancer center customer expansion, with additional centers driving increased procedures and revenue growth. The Company defines "active" commercial cancer center customers as centers where doctors are actively treating patients with RenovoCath.

Until 2025, the Company primarily focused on evaluating IAG delivered via RenovoCath, through its ongoing Phase III TIGeR-PaC study for LAPC. IAG is currently under investigation and has not been approved for commercial sale. IAG received Orphan Drug Designation ("ODD") for pancreatic cancer and bile duct cancer, which provides seven years of market exclusivity upon new drug application approval by the FDA. In the second quarter of 2026, the Company was granted an additional ODD for oxaliplatin for the treatment of pancreatic cancer.

The Company continues to advance broader clinical programs by generating new data through its continued support of registry studies and investigator-initiated trials ("IITs") in borderline resectable and metastatic pancreatic cancer, use of other agents beyond gemcitabine (the chemotherapy being used in the TIGeR-PaC study), and use of TAMP in other solid tumors. In the second quarter of 2026, the Company began supporting a new IIT study for cholangiocarcinoma, or bile duct cancer, with institutional review board (“IRB”) submission expected by year end 2026. Registry and IIT studies are capital-efficient studies providing meaningful data that may further broaden the application for the TAMP platform which is enabled by RenovoCath.

Liquidity and Capital Resources

From the Company’s inception through September 30, 2026, it has raised an aggregate of approximately $84.9 million from private placements of convertible preferred stock, convertible debt securities, the issuance of securities in the Company’s August 2021 initial public offering (the “IPO”), other registered equity financings, and the exercise of warrants and common stock options. As of September 30, 2026, the Company had cash and cash equivalents of approximately $10.4 million.

The Company has incurred significant losses and negative cash flows from operations since its inception. For the nine months ended September 30, 2026, the Company reported a net loss of $10.1 million and an accumulated deficit of $71.5 million and does not expect to generate positive cash flows from operations in the near future. The Company expects to incur significant losses until revenues from RenovoCath sales grow and outpace cash and non-cash expenses. Losses may also continue until regulatory approval is granted for the Company's lead product candidate, IAG, and until IAG is commercially launched and revenues are generated from sales of IAG, all of which, with respect to IAG, will not occur for several years. The Company faces the risk that commercial sales of RenovoCath will not grow as anticipated, and regulatory approval of IAG is not guaranteed and may never be obtained.

The Company believes it will be able, if and when necessary, to raise additional capital through debt financings, private or public equity financings, exercise of outstanding common stock warrants, license agreements, collaborative agreements or other arrangements with other companies, or other sources of financing. There can be no assurance that such financing will be available if and when needed or will be at terms acceptable to the Company. The inability to raise capital as and when needed would have a negative impact on the Company’s liquidity financial condition and its ability to pursue its business strategy. The Company will need to generate significant revenue to achieve positive cash flows and profitability, and it may never do so.

On October 16, 2026, the Company filed on Form RW, requesting SEC consent to the withdrawal of the Company's universal Registration Statement on Form S-3 filed on November 14, 2025. Such Registration Statement was never declared effective, and no securities were sold in connection under such Registration Statement. The Company will reconsider filing a new universal Form S-3 to allow the Company to access capital via this method.

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Unaudited Condensed Interim Financial Information

The accompanying unaudited condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules and regulations, certain footnotes or other financial information normally included in unaudited condensed interim financial statements prepared in accordance with GAAP have been condensed or omitted. The unaudited condensed interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal, recurring adjustments that are necessary to present fairly the Company’s results for the interim periods presented. The condensed balance sheet as of December 31, 2025 is derived from the Company’s audited financial statements. The results of operations for the three and nine months ended September 30, 2026, are not necessarily indicative of the results to be expected for the year ending December 31, 2026, or for any other future annual or interim period. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and as amended by Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

There have been no material changes to the significant accounting policies during the nine months ended September 30, 2026, from those previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 30, 2026 (as amended, the “2025 Annual Report”).

For the nine months ended September 30, 2026, the Company established a Sales Commissions Plan (the “Plan”). The Company incurs incremental costs to obtain customer contracts, primarily in the form of sales commissions. The Company capitalizes such costs when they are expected to be recovered and amortizes the resulting asset over the period of expected benefit. The Company applies the practical expedient under ASC 340-40 to expense such costs when the amortization period that otherwise would have been recognized is one year or less. For the nine months ended September 30, 2026, costs subject to capitalization with an expected benefit greater than one year were not material, and no material contract cost asset was recognized as of September 30, 2026.

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

3. Inventory

Inventory as of September 30, 2026 and December 31, 2025 at $341,000 and $189,000, respectively, consists of RenovoCath finished goods manufactured under contract by the Company’s third-party RenovoCath manufacturer. Inventory expected to be sold more than twelve months from the balance sheet date is classified as inventory, non-current on the condensed balance sheets. The Company periodically reviews its inventory to identify obsolete, slow-moving, or otherwise unsalable inventories based on ongoing assessments of market conditions, technological advancements, and historical sales patterns, and establishes allowances for situations in which the cost of the inventory is not expected to be recovered. Based on the Company’s assessment, no reserves were deemed necessary to be established for inventory, as of September 30, 2026 and December 31, 2025, respectively.

4. Property and Equipment, Net

Property and equipment, net are as follows (in thousands):

	September 30, 2026	December 31, 2025
Property and equipment	$101	$14
Subtotal	101	14
Less accumulated depreciation	(12)	(2)
Property and equipment, net	$89	$12

During the nine months ended September 30, 2026, the Company purchased approximately $90,000 in property and equipment and recorded a loss of disposition of assets of approximately $2,000.

Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. The useful life for furniture and equipment is seven years.

Depreciation expense for the nine months ended September 30, 2026, was approximately $11,000.

5. Accrued Expenses

The components of accrued expenses are as follows (in thousands):

	September 30, 2026	December 31, 2025
Employee benefits	$674	$748
Clinical trial	262	300
Current portion of operating lease liability	133	105
Other	84	10
Total accrued expenses	$1,153	$1,163

6. Fair Value Measurements

As of September 30, 2026 and December 31, 2025, the Company held cash equivalents of $10.0 million and $6.6 million, respectively, in a money market account.

The following tables summarize the Company’s financial assets and liabilities, measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	Fair Value Measurements at September 30, 2026 using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$9,968	$-	$-	$9,968
Total cash equivalents	$9,968	$-	$-	$9,968
Liabilities:
Common stock warrant liability	$-	$-	$837	$837
Total liabilities	$-	$-	$837	$837

	Fair Value Measurements at December 31, 2025 using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$6,640	$-	$-	$6,640
Total cash equivalents	$6,640	$-	$-	$6,640
Liabilities:
Common stock warrant liability	$-	$-	$604	$604
Total liabilities	$-	$-	$604	$604

There were no transfers between Level 1, Level 2 or Level 3 during the periods presented. The Company had no other financial assets or liabilities that were required to be measured at fair value on a recurring basis.

Common Stock Warrants Liability, Changes on Level 3 Liabilities Measured at Fair Value on a Recurring Basis

The following table reflects the change in the Company’s Level 3 common stock warrant liability for the nine months ended September 30, 2026 (in thousands):

Fair value as of December 31, 2025	$604
Change in fair value	233
Fair value as of September 30, 2026	$837

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

The following table details the assumptions used in the Monte Carlo simulation to estimate the fair value of the common stock warrant liability:

	September 30, 2026	December 31, 2025
Stock price	$1.56	$0.84
Expected volatility	82.0% - 111.0%	102.0% - 122.0%
Expected term (years)	0.00- 2.01	0.00 - 2.76
Risk-free interest rate	4.02% -4.88%	3.53% - 3.67%
Dividend rate	- %	- %

The Company had no other financial assets or liabilities that were required to be measured at fair value on a recurring basis.

7. Leases, Commitments and Contingencies

Operating Leases

On April 1, 2026, the Company terminated its existing lease agreement, without penalty, and entered into a 33-month non-cancelable operating lease for different space within the same office building , commencing on April 1, 2026, and ending on December 31, 2028. The lease has a one-time option to renew the term for an extension period of 36 months.

Classification of the Company’s operating lease on the condensed balance sheets are as follows (in thousands):

	September 30, 2026	December 31, 2025
Assets
Right-of-use operating asset	$334	$190
Liability
Operating lease liability – current	133	105
Operating lease liability – noncurrent	225	107
Total liability	$358	$212

The current operating lease of $133,000 is classified as an accrued expense on the condensed balance sheet, see “Note 5. Accrued Expenses” in Notes to Condensed Interim Financial Statements.

Lease expense and cash paid by lease type that was recognized during the three and nine months ended September 30, 2026 and 2025 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease	$40	$27	$108	$81
Short-term lease	-	-	2	-
Total lease expense	$40	$27	$110	$81

The minimum lease payments are expected to be as follows for the years ending December 31, (in thousands):

Remainder of 2026	$38
2027	$156
2028	193
Total lease payments	$387
Less imputed interest	(29)
Present value of operating lease liability	$358

The interest rate implicit in lease contracts is typically not readily determinable and as such, the Company uses its incremental borrowing rate of 6.75% based on the information available at the lease commencement date, which represents an internally developed rate that would be incurred to borrow, on a collateralized basis, over a similar term, an amount equal to the lease payments in a similar economic environment. As of September 30, 2026, the Company had a remaining lease term of 2.25 years.

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

As of September 30, 2026, the value of the Company’s outstanding non-cancellable purchase commitments associated with the supply agreement is approximately $1.8 million, consisting of two separate purchase commitments for the RenovoCath device.

Warranties

The Company generally provides warranties for its products from manufacturing defects on a limited basis for a period of 60 days to 30 months. During the term of the warranty, if the device fails to operate properly from defects in materials and workmanship, the Company will replace the defective product.

The Company estimates the costs that it may incur under its warranty program based on the number of units sold, historical and anticipated rates of warranty claims, and cost per claim. The Company has experienced minimal warranty claims to date, and significant warranty claims are not expected, and accordingly no liability for warranty claims was recorded for the three and nine months ended September 30, 2026, and year ended December 31, 2025.

Legal Proceedings

From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business. The Company was not subject to any material legal proceedings during three and nine months ended September 30, 2026, and no material legal proceedings are subsequently outstanding or pending.

Guarantees and Indemnification

In the ordinary course of business, the Company enters into agreements that may include indemnification provisions. As permitted under Delaware law and in accordance with its bylaws, the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. The Company is also party to indemnification agreements with its officers and directors. In some cases, the indemnification will continue after the termination of the agreement. The maximum potential amount of future payments that the Company could be required to make under these provisions is not determinable. The Company has never incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. The Company is not currently aware of any indemnification claims. Accordingly, the Company has not recorded any liabilities for these indemnification rights and agreements as of September 30, 2026.

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

A summary of the stock option activity for the nine months ended September 30, 2026 is as follows:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding as of December 31, 2025	4,417,727	$1.50	7.90	$88
Granted	2,548,710	$1.07	-	$-
Exercised	(16,273)	$1.00	-	$-
Forfeited	(302,514)	$1.08	-	$-
Expired	-	$-	-	$-
Outstanding as of September 30, 2026	6,647,650	$1.37	7.85	$3,007
Exercisable as of September 30, 2026	3,312,052	$1.66	6.55	$1,320
Vested and expected to vest as of September 30, 2026	6,647,650	$1.37	7.84	$3,007

As of September 30, 2026, there was $3.1 million of unrecognized stock-based compensation expense related to options granted but not yet amortized, which will be recognized over a weighted-average period of approximately 2.79 years.

For the nine months ended September 30, 2026 and 2025, the Company utilized the Black-Scholes option-pricing model for estimating the fair value of the stock option granted. The Company estimated the fair value of each option grant on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions:

Nine Months Ended September 30,
	2026	2025
Expected volatility	109.9% - 116.2%	115.1% – 121.3%
Expected term (years)	5.06 - 10.00	6.02 – 10.00
Risk-free interest rate	3.92% - 4.95%	3.64% – 4.79%
Dividend rate	- %	-%

The following table summarizes the components of stock-based compensation expense recognized in the Company’s Condensed Statements of Operations during the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$145	$185	$472	$447
Selling, general and administrative	324	164	884	535
Total stock-based compensation expense	$469	$349	$1,356	$982

Restricted Stock Units and Restricted Stock Awards Issued for Services

Restricted stock units (“RSU”) are valued based on the closing price of the Company’s common stock on the date of the grant. The fair value of RSU is recognized and amortized on a straight-line basis over the requisite service period of the award.

A summary of the restricted stock units activity for the nine months ended September 30, 2026 is as follows:

	Shares	Weighted- Average Grant Date Value
Outstanding as of December 31, 2025	-	$-
Granted	185,380	$1.33
Vested	(100,632)	$0.99
Forfeited	-	$-
Outstanding as of September 30, 2026	84,748	$1.73

As of September 30, 2026, there was $143,000 of total unrecognized compensation cost related to unvested RSUs, which the Company expects to recognize over a remaining weighted-average period of approximately 1.42 years.

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

During August and September 2026, given a rise in the prevailing market prices for the Company's common stock, outstanding warrants to purchase an aggregate of 2,858,609 shares of the Company's common stock were exercised for cash by the holders thereof (excluding warrants to purchase 491,923 shares of the Company's common stock that were exercised on a cashless basis). As of September 30, 2026, these common stock warrants exercises generated gross proceeds of approximately $3.5 million.

In April 2026, the April 2024 two-year Series B warrants to purchase up to an aggregate of 3,956,182 shares of common stock expired. During July 2026, 225,000 performance-based warrants for Medical Murray expired. The initial warrants became exercisable over time in tranches and was contingent upon the achievement of specific manufacturing milestones by Medical Murray. During August 2026, the Company’s five-year initial public offering ("the IPO") common warrants of 2,786,995, underwriter and private warrants, expired. Cash exercise of these warrants were only expected to occur when the trading price of the common stock was in excess of the $10.80 per share exercise price of such outstanding warrants.

The following table is a summary of the common stock warrants activity during the nine months ended September 30, 2026.

	Shares Issuable Upon Exercise of Outstanding Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value (In thousands)
Outstanding as of December 31, 2025	24,991,784	$2.3900	2.47	$59,802
Issued in March 2026 to:
Milestone Warrants	5,319,392	$1.7549	2.50	$9,335
Pre-funded Warrants	2,200,000	$0.0001	-	-
Exercise	(3,350,532)	$1.2157	-	$(4,073)
Expired	(6,968,177)	$5.0448	-	$(35,153)
Outstanding as of September 30, 2026	22,192,467	$1.3478	2.18	$29,911

10. Income Taxes

The Company had no income tax expense for the nine months ended September 30, 2026. The Company’s effective income tax rate was 0% for the three and nine months ended September 30, 2026 and 2025. During the nine months ended September 30, 2026 and 2025, the Company had a net operating loss (“NOL”) for each period that generated deferred tax assets for NOL carryforwards. Deferred income tax assets and liabilities are recognized for temporary differences between the financial statements and income tax carrying values using tax rates in effect for the years such differences are expected to reverse. Due to uncertainties surrounding our ability to generate future taxable income and consequently realize such deferred income tax assets, the Company has determined that it is more likely than not that these deferred tax assets will not be realized. Accordingly, the Company has established a full valuation allowance against its deferred tax assets as of September 30, 2026.

The Company’s policy is to recognize any interest and penalties related to unrecognized tax benefits as a component of income tax expense. For the nine months ended September 30, 2026 and 2025, the Company had no accrued interest or penalties related to uncertain tax positions.

11. Net Loss Per Share

Basic and diluted net loss per share of common stock was calculated as follows (in thousands except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(3,647)	$(2,912)	$(10,079)	$(8,227)
Denominator:
Weighted average shares used in computing net loss per share – basic and diluted	48,194,604	36,646,278	44,545,615	34,892,143
Net loss per share – basic and diluted	$(0.08)	$(0.08)	$(0.23)	$(0.24)

For the three and nine months ended September 30, 2026 and 2025, the Company had a net loss and as such, all outstanding shares of potentially dilutive securities were excluded from the calculation of diluted net loss per share as the inclusion would be anti-dilutive.

Potentially dilutive securities not included in the computation of diluted net loss per share because to do so would be antidilutive are as follows (in common stock equivalent shares):

	As of September 30,
	2026	2025
Options to purchase common stock	6,647,650	4,134,330
Unvested restricted stock units	84,748	-
Common stock warrants	22,192,467	19,646,506
Total	28,924,865	23,780,836

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

The following table is representative of revenue and significant expense categories regularly provided to the CODM when managing the Company’s single reporting segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues	$1,066	$266	$2,538	$885
Program expenses (1)
Clinical trial studies(1)	432	823	1,356	2,048
Manufacturing, RenovoCath	403	216	899	935
Other research and development expenses	69	93	217	296
Non-program expenses (2)	1,331	1,206	4,256	3,271
Personnel compensation and related expenses, including share-based compensation	2,066	1,128	5,863	3,323
Other segment items (3)	412	(288)	26	(761)

Net loss	$(3,647)	$(2,912)	$(10,079)	$(8,227)

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

Major Customers

For the three and nine months ended September 30, 2026, four cancer center customers for the Company's RenovoCath device, (referred to for these purposes as Customers A, B, C, and D) each accounted for more than 10% of the Company's total revenue. For the three months ended September 30, 2026, Customers A, and B accounted for approximately 21.6%,and 12.0%, respectively. For the nine months ended September 30, 2026, Customers C, and D accounted for approximately 15.5%, and 10.8%, respectively.

For the three and nine months ended September 30, 2025, five cancer center customers for the Company's RenovoCath device (referred to for these purposes as Customers A, B, C, D, and E) each accounted for more than 10% of the Company's total revenue. For the three months ended September 30, 2025, Customers A, and B, accounted for approximately 45.2%, and 25.8%, respectively, while Customers C and D each accounted for 12.9%. For the nine months ended September 30, 2025, Customers A, B, C, and E accounted for approximately 27.1%, 22.2%, 20.3%, and 10.6%, respectively.

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

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed interim financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, our management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2025, which is included in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 30, 2026 (as amended, the “2025 Annual Report”).

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

Overview

We are a life sciences company commercializing RenovoCath®, a novel, FDA-cleared device for local drug delivery designed to address significant unmet medical needs, with a focus on difficult-to-treat tumors. We are also evaluating intra-arterial gemcitabine (known as "IAG”) delivered via RenovoCath using RenovoRx’s Trans-Arterial Micro-Perfusion (TAMP™) platform as a novel drug-device product candidate for difficult-to-treat locally advanced pancreatic cancer ("LAPC").

Our patented TAMP platform, utilizing RenovoCath, is designed for targeted therapeutic delivery across the arterial wall near the tumor site to bathe the target tumor locally, while potentially minimizing a therapy’s toxicities versus systemic intravenous chemotherapy. Our novel approach to targeted drug-delivery offers the potential for improved efficacy, safety, and tolerability, and our mission is to transform the lives of cancer patients by providing innovative solutions to enable targeted delivery of therapeutic agents.

In the third quarter of 2026, we continued to strengthen our intellectual property position. In August 2026, the U.S. Patent and Trademark Office issued a Notice of Allowance for a new patent covering RenovoCath dual-occlusion catheter system, bringing our portfolio to 10 issued or allowed (1 allowed) US patents, 10 issued OUS patents, 6 pending US cases, 7 pending OUS cases and 2 pending Patent Cooperation Treaty (PCT) applications.

Commercialization of RenovoCath

Until 2025, we primarily focused our efforts on progressing our novel drug-device combination oncology product candidate, IAG delivered via RenovoCath, through our ongoing Phase III TIGeR-PaC study for LAPC. IAG is currently under investigation and has not been approved for commercial sale. IAG received Orphan Drug Designation ("ODD") for pancreatic cancer and bile duct cancer, which provides seven years of market exclusivity upon new drug application approval by the FDA. In the second quarter of 2026, we were granted an additional ODD for oxaliplatin for the treatment of pancreatic cancer.

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

We are actively commercializing the TAMP platform and RenovoCath as a stand-alone device. TAMP , enabled by RenovoCath, is a collaborative, localized drug-delivery platform, with two ways emerging therapies can strengthen our opportunity: (i) TAMP can deliver established drugs locally sequentially to or concurrently with novel therapies, creating the potential for improved patient outcomes, concentrating therapy where it is needed, and (ii) as new drugs come to market, we believe many of these drugs can be delivered directly via our RenovoCath device. And in both cases, we believe that novel improved therapies could make the TAMP targeted drug-delivery platform even more valuable.

During the third quarter 2026, we generated record revenue of approximately $1.1 million, our strongest quarterly performance to date, increasing approximately 17% sequentially, and nearly 300% or more than four-fold higher year-over-year. Revenue for the first nine months of 2026 was approximately $2.5 million, more than double our full year 2025 revenue of $1.1 million. This is a direct, measurable result of the commercial model we have described. We believe that every new commercial cancer center we activate drives the opportunity for more procedures and revenue, accelerating growth.

Driving much of our growth is our fully staffed sales team that continues to gain traction and accelerate customer engagement and adoption of TAMP. Our sales team is comprised of a Vice President of Sales and Market Development, and five Regional Market Development Managers, is strategically deployed to cover major U.S. cancer centers. Importantly, the activity of our sales team is ramping. We believe our focused and regionally deployed sales team is sufficiently sized to address the market and effectively penetrate cancer centers that treat solid tumors, such as pancreatic cancer.

Our continued strong quarterly performance supports management's belief that our 2026 revenue will exceed our original full-year forecast. This outlook is driven by more active commercial cancer center customers, more patients treated via procedures with RenovoCath, and repeat ordering across our existing customer base. As physicians incorporate RenovoCath into routine clinical practice, repeat utilization is expected to drive sustained revenue growth. Based on its current customer pipeline and trends to date, we remain on target to deliver full year 2026 revenue in the range of $3.75 million to $4.25 million. This expectation is based on the current customer utilization trends, customer activation timelines, repeat ordering patterns and management’s assumptions regarding customer adoption and utilization rates.

We define "active" commercial cancer centers as centers where doctors are actively treating patients with RenovoCath. Management believes active commercial cancer centers is a useful operating metric because it reflects sites that are capable of generating revenue-producing procedures and provides insight into future utilization trends and recurring revenue opportunities.

We ended the third quarter of 2026 with 26 active commercial cancer center customers, compared to 21 at the end of the second quarter of 2026. We remain confident in our ability to meet the year-end 2026 target of 36 active commercial cancer centers as we continue to activate centers in the commercial funnel and convert sites from its fully enrolled Phase III TIGeR-PaC trial to active centers.

In the third quarter of 2026, we continued to support building the evidence base for TAMP through a multi-center post-marketing registry study to generate real-world safety and efficacy data, as well as supporting Investigator Initiated Trials (IITs) in borderline resectable and metastatic pancreatic cancer and cholangiocarcinoma (bile duct cancer). These studies are designed to achieve cost neutrality while broadening the platform’s evidence base. See “Clinical Research and Scientific Programs” below for further information.

In August 2026, TAMP enabled by RenovoCath was deployed in the first commercial clinical use in a solid tumor beyond pancreatic cancer as an existing commercial cancer center customer utilized the device to treat a patient with sarcoma. The Company views this physician-driven expansion as an encouraging indicator of the potential for broader adoption of RenovoCath within its FDA-cleared fields of use.

We continue to estimate that the initial total addressable market (TAM) for RenovoCath as a stand-alone device could translate into an approximately $400 million peak annual U.S. sales opportunity for RenovoRx. Over time, as we expand the platform into additional solid tumor indications, we believe it could unlock more than $1 billion in peak annual sales potential.

Clinical Research and Scientific Programs

We are evaluating IAG delivered via RenovoCath in the ongoing Phase III TIGeR-PaC clinical trial for the treatment of LAPC. IAG is being studied under a U.S. investigational new drug (IND) study regulated by the FDA's Center for Drug Evaluation and Research (CDER) pursuant to 21 CFR Part 312. IAG utilizes RenovoCath, which is FDA-cleared for temporary vessel occlusion in applications including arteriography, preoperative occlusion, and chemotherapeutic drug infusion.

In August 2026, we achieved full enrollment in the TIGeR-PaC trial. This significant milestone reflects successful patient recruitment, clinical execution, and collaboration among investigators and study teams evaluating IAG for LAPC, a difficult-to-treat cancer. The primary endpoint of the study is overall survival. TIGeR-PaC is designed to evaluate whether our patented method of targeted delivery of the chemotherapy gemcitabine improves patient survival, safety, and tolerability compared to the standard of care, systemic (intravenous) chemotherapy gemcitabine + Abraxane.

We anticipate initial top-line data from TIGeR-PaC in the second half of 2027, and expect the data readout to support and potentially expand current clinical adoption of TAMP by providing more rigorous evidence on tolerability and reduced side effects. The trial may also show whether TAMP can improve survival in this setting.

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

In terms of our IIT's, in October 2026, the first patient was treated in PRISM-TAMP, an IIT led by researcher at the University of Vermont (UVM). The trial is evaluating gemcitabine delivered through the TAMP platform, enabled by RenovoCath, before surgery in patients with planned surgical resection for the first time in the neoadjuvant setting. It is the first IIT supported by RenovoRx to begin patient enrollment and takes TAMP upstream of locally advanced disease, where physicians have asked about its potential. UVM plans to enroll approximately 10 patients in this trial. IITs are capital-efficient for the Company and allow independent investigators to generate safety and tolerability data for new applications of TAMP.

During the third quarter and the subsequent period, we added clinical evidence supporting its TAMP platform, including two peer-reviewed publications:

•
In August 2026, the pharmacokinetic and pharmacodynamic (PK-PD) data from a sub-study of the TIGeR-PaC trial was published in Cancer Chemotherapy and Pharmacology. The findings from this PK-PD study provided additional meaningful mechanistic support for the TAMP platform’s targeted drug-delivery approach and provided direct PK evidence supporting TAMP’s potential to deliver chemotherapy directly near the tumor while limiting systemic exposure. These findings provide further support for TAMP as a differentiated therapeutic approach designed to potentially improve the therapeutic index of chemotherapy in patients with LAPC.
•
In October 2026, a peer-reviewed case series from Hackensack Meridian Health’s Jersey Shore University Medical Center was published in Case Reports in Oncology. In the publication, physicians shared their experiences using TAMP for drug-delivery to treat patients diagnosed with LAPC, whose tumors were not surgically removable due to significant complex blood vessel involvement despite receiving extensive prior therapy. We are encouraged that physicians are independently documenting and sharing their experiences with TAMP and its potential to provide clinical benefit for patients.

Cash Resources, History of Losses and Planned Activities

We have incurred significant operating losses and generated negative cash flows from operations since our inception. As of September 30, 2026, we had cash and cash equivalents of $10.4 million. We reported net losses of $3.6 million and $10.1 million for the three and nine months ended September 30, 2026, respectively. As of September 30, 2026, we had an accumulated deficit of $71.5 million. We expect to continue to incur significant expenses, operating losses and negative cash flows while we seek to grow our revenues from RenovoCath commercial sales and work towards our goal of cashflow positive operations. We will not generate revenues from IAG sales unless and until we successfully complete development, obtain regulatory approval for, and commercially launch IAG. Given economic and market conditions and timing of regulatory approval, we expect that our expenses will increase in connection with our ongoing commercial, research and development activities, particularly if and when we decide to:

•
Advance our TAMP platform technology through expanded clinical trials, and advance IAG through other preclinical and clinical pipeline indication opportunities beyond LAPC;
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

In addition to the variables described above, if and when IAG or any of our other potential future product candidates successfully complete development and receive regulatory approval, we will incur substantial additional costs associated with establishing a sales, marketing, medical affairs and distribution infrastructure to commercialize IAG or other products for which we may obtain marketing approval, regulatory filings, marketing approval, and post-marketing requirements, and other commercial costs. We cannot reasonably estimate these costs at this time.

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

Our condensed interim financial statements as of September 30, 2026, have been prepared on a going concern basis and do not include any adjustments that may result from the outcome of this uncertainty. Based on our operating plans, we expect that our current cash and cash equivalents as of the date of this Report will be sufficient to fund our operating, investing and financing cash flow needs at least the next 12 months from the date of issuance of this report (i.e., into the second half of 2027), assuming our commercial strategy and our development programs advance as currently contemplated.

As a result, while raising capital is not our current focus, we may require additional funding in the future to support our strategy. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through private or public equity financings (including potential exercises of outstanding common stock purchase warrants), debt financings and collaborations, licensing agreements or other similar arrangements. We currently have no credit facility or committed sources of capital. To the extent that we raise additional capital through equity or debt, the ownership interests of our stockholders will be diluted and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds through the issuance of debt securities, these securities could contain covenants that could restrict our operations. We may require additional capital beyond our currently anticipated amounts and additional capital may not be available on reasonable terms, or at all. If we raise additional funds through collaboration arrangements or other strategic transactions in the future, we may have to relinquish valuable rights to our technologies or future revenue streams or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through private or public equity financings or debt financings when needed, we may be required to delay, limit, reduce or terminate development or future commercialization efforts, and we may be unable to continue as a going concern. If we are unable to continue as a going concern, we might have to liquidate our assets and the value we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our condensed interim financial statements, and our shareholders may lose their entire investment in our common stock.

Components of Our Results of Operations

Revenue

In the fourth quarter of 2024, we began generating revenue through the sale of our RenovoCath device on a standalone basis directly to end user customers (i.e., hospitals and cancer treatment centers), and revenue generation from such activity continued for the entire year ended December 31, 2025 and accelerated during the nine months ending September 30, 2026, with the third quarter of 2026 being a record revenue quarter for us. We consider customer purchase orders, which in some cases are governed by master sales agreements or standard terms and conditions, to be the contracts with a customer. Our contracts with customers typically contain a single performance obligation, which is the delivery of the RenovoCath device. We recognize revenue from sales of products at the point in time that the customer obtains control, which is typically based upon the terms of delivery. In determining the transaction price, we evaluate whether the price is subject to refund or adjustment to determine the net consideration to which we expect to be entitled. The only type of variable consideration we offer is limited return rights relating primarily to product damage or defects identified upon receipt, and therefore we expect minimal returns. Returns are estimated taking into consideration several factors including these limited product return rights, historical return activity, and other relevant factors. As of September 30, 2026 and December 31, 2025, we recorded nil of allowance for returns.

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

Operating Expenses

Research and Development

Research and development expenses consist of costs related to the research and development of our TAMP technology and our ongoing clinical trial. Clinical trial costs are a significant component of research and development expenses and include costs associated with third-party contractors and consultants. We outsource a substantial portion of our clinical trial activities, having utilized the services of third-party clinical trial sites and contract research organizations to assist us with the execution of our clinical trials. In addition, we have FDA 510(k) clearance for the RenovoCath delivery device, which comprises part of our IAG product candidate. Accordingly, we are able to charge our clinical trial sites for the RenovoCath delivery device. To date, payments from clinical trial sites in consideration for RenovoCath delivery devices have been adequate to cover our direct manufacturing costs. Any payments we receive from clinical trial sites as consideration for use of RenovoCath delivery devices offset our research and development expenses. We expect our research and development expenses to increase for the foreseeable future as we continue the development of our product candidates, initiate other new clinical trials, post marketing study (what we call our RR5 study) and IITs studies, and pursue regulatory approval of our product candidates. It is difficult to predict with any certainty the duration and costs of completing our current or future clinical trials of our product candidates or if, when or to what extent we will achieve regulatory approval and generate revenue from the commercialization and sale of our product candidates. The duration, costs and timing of clinical trials and other development of our product candidates will depend on a variety of factors, including uncertainties in clinical trial enrollment, timing and extent of future clinical trials, development of new product candidates and significant and changing government regulation. We may never succeed in achieving regulatory approval for any of our product candidates.

Our research and development expenses include:

•
expenses incurred under agreements with clinical trial sites, including post marketing and IITs studies, contract research organizations, and consultants that are involved in conducting our clinical trials;
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

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability represents the gain or loss reported from the change in the fair value of the common stock warrant liability for warrants issued in our April 2023 registered direct offering.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2026 and 2025

The following table summarizes the significant components of our results of operations for the periods presented (in thousands, except percentages):

	Three Months Ended September 30,		Increase / (Decrease)
	2026	2025	$	%
	(unaudited)
Revenues	$1,066	$266	$800	301
Cost of revenues	188	53	135	255
Gross profit	878	213	665	312

Operating expenses:
Research and development	$1,241	$1,685	$(444)	(26)
Selling, general and administrative	2,873	1,728	1,145	66
Total operating expenses	4,114	3,413	701	21
Loss from operations	(3,236)	(3,200)	(36)	(1)
Other income (expense), net
Interest and dividend income	76	113	(37)	(33)
Loss on disposition of asset	-	-	-	(100)
Change in fair value of common warrant liability	(487)	175	(662)	(378)
Total other income (expense), net	(411)	288	(699)	(243)
Net loss	$(3,647)	$(2,912)	$(735)	(25)

Revenue

We recognized record quarterly revenue of approximately $1.1 million from sales of RenovoCath for the three months ended September 30, 2026, compared to $0.3 million for the same period last year, representing a $0.8 million increase in sales volume. The growth was driven by continued expansion of active commercial cancer centers and repeat ordering from our existing commercial cancer center base. We expect to continue to grow revenue from RenovoCath sales.

Cost of Revenue

Cost of revenue was approximately $0.2 million for the three months ended September 30, 2026, compared to approximately $53,000 cost of revenue for the same period last year, an increase of $0.1 million due to additional sales compared to the prior period last year. We expect costs of revenue to increase as we increase our revenue from RenovoCath sales.

Research and Development

Research and development expenses were approximately $1.2 million for the three months ended September 30, 2026, compared to $1.7 million for the same period last year, a decrease of $0.5 million. The period-over-period decrease in research and development expenses is primarily driven by a decrease in regulatory and clinical consulting expenses of $0.5 million due to costs associated with our ongoing TIGeR-PaC trial, including a decrease of $0.2 million in selling, general, and administrative overhead expenses allocated to research and development expense. This decrease was off-set by an increase in employees and related benefit costs of $0.2 million. We anticipate research and development expenses to continue to increase for the remainder of 2026 and into the first half of 2027 as we advance our clinical development of IAG and the development of our next generation RenovoCath device including incurring expenses for the filing of a 510(k) with the FDA next year at least 90 days before the device is offered for sale.

Selling, General and Administrative

Selling, general and administrative expenses were approximately $2.9 million for the three months ended September 30, 2026, compared to $1.7 million for the same period last year, an increase of approximately $1.2 million. The period-over-period increase in selling, general and administrative expenses is primarily driven by an increase in head count and employee and related benefit costs of $0.8 million including an increase in marketing and travel related expenses of $0.2 million as we made targeted investments in expanding our RenovoCath commercialization program, resulting in an increased commercial pipeline, additional active cancer center customers and increase in revenue. In addition, selling, general, and administrative overhead expenses allocated to research and development expenses decreased by $0.2 million, offset by a decrease in professional and other expenses of $0.1 million. We anticipate selling, general and administrative expenses to continue to increase as we progress with our commercialization activities for RenovoCath.

Other Income (Expense), Net

Other expense was approximately $0.4 million for the three months ended September 30, 2026, compared to other income of approximately $0.3 million for the same period last year. The increase in other expense was primarily due to a $0.7 million change in the fair value of common warrant liability, primarily due to an increase in our stock price.

Comparison of the Nine Months Ended September 30, 2026 and 2025

	Nine Months Ended September 30,		Increase / (Decrease)
	2026	2025	$	%
	(unaudited)
Revenues	$2,538	$885	$1,653	187%
Cost of revenues	415	299	116	39%
Gross profit	2,123	586	1,537	262%

Operating expenses:
Research and development	$3,669	$4,768	$(1,099)	-23%
Selling, general and administrative	8,508	4,806	3,702	77%
Total operating expenses	12,177	9,574	2,603	27%
Loss from operations	(10,054)	(8,988)	(1,066)	-12%
Other income (expense), net
Interest and dividend income	210	352	(142)	-40%
Loss on disposition of asset	(2)	-	(2)	-100%
Change in fair value of common warrant liability	(233)	409	(642)	-157%
Total other income (expense), net	(25)	761	(786)	-103%
Net loss	$(10,079)	$(8,227)	$(1,852)	-23%

Revenue

We recognized approximately $2.5 million of revenue from sales of RenovoCath for the nine months ended September 30, 2026, compared to $0.9 million for the same period last year, representing a $1.6 million increase in sales volume. The significant growth reflects continued expansion of active commercial cancer centers and increasing procedural utilization of RenovoCath across our active commercial cancer centers. We expect to grow revenue from RenovoCath sales on a sequential quarter-by-quarter basis for the remainder of 2026.

Cost of Revenue

Cost of revenue was approximately $0.4 million for the nine months ended September 30, 2026, compared to approximately $0.3 million, remaining relatively flat for the same period last year. Prior to the Medical Murray supply agreement, devices sold for the same period as last year were manufactured based on time and materials which resulted in higher manufacturing costs per device. We expect costs of revenue to increase as we increase our revenue from RenovoCath sales.

Research and Development

Research and development expenses were approximately $3.7 million for the nine months ended September 30, 2026, compared to $4.8 million for the same period last year, a decrease of $1.1 million. The period-over-period decrease in research and development expenses is primarily driven by a decrease in regulatory and clinical development of $0.9 million due to costs associated with our ongoing Phase III clinical trial study TIGeR-PaC, including a decrease in non-recurring engineering costs for the development of the next generation of our RenovoCath delivery system of $0.1 million, and selling, general, and administrative overhead expenses allocated to research and development costs of $0.6 million. These decreases were offset by an increase in employees and related benefit costs of $0.5 million primarily due to increased headcount and personnel-related expenses. We anticipate research and development expenses to increase for the remainder of 2026 and into the first half of 2027 as we advance our clinical development of IAG and the development of our next generation RenovoCath device including incurring expenses for the anticipated potential filing of a New Drug Application with the FDA for IAG.

Selling, General and Administrative

Selling, general and administrative expenses were approximately $8.5 million for the nine months ended September 30, 2026, compared to $4.8 million for the same period last year, an increase of approximately $3.7 million. The period-over-period increase in selling, general and administrative expenses is primarily driven by an increase in head count and employee and related benefit costs of $2.0 million including an increase in travel and marketing related expenses of $0.5 million as we made targeted investments in expanding our RenovoCath commercialization program, resulting in an increased commercial pipeline, additional active cancer center customers and a resulting increase in revenue. Professional, and other expenses increased $0.6 million, including a decrease in selling, general, and administrative overhead expenses allocated to research and development expenses of $0.6 million. We anticipate selling, general and administrative expenses to increase as we progress with our commercialization activities for RenovoCath.

Other Income (Expense), Net

Other expense was approximately $25,000 for the nine months ended September 30, 2026, compared to other income of approximately $0.8 million for the same period last year. The decrease in other income was primarily due to a $0.6 million change in the fair value of common warrant liability, due to an increase of the warrant liability expense attributed by an increase in our stock price and a decrease in interest income including other miscellaneous expenses of approximately $0.2 million.

Liquidity and Capital Resources

From our inception through September 30, 2026, we had raised an aggregate of $84.9 million, primarily from private placements of convertible preferred stock, convertible debt securities, the issuance of securities in registered and private placement offerings and the exercise of common stock warrants and common stock options. After deducting underwriting discounts and commissions, placement agent fees and other offering expenses, our net proceeds from these offerings were $76.0 million. As of September 30, 2026, we had cash and cash equivalents of $10.4 million.

We have incurred significant losses and negative cash flows from operations since our inception. For the nine months ended September 30, 2026, we recorded a net loss of $10.1 million and an accumulated deficit of $71.5 million. Depending on our commercialization efforts with RenovoCath, we do not expect to generate positive cash flows from operations in the near future, although that is an important goal for our commercial efforts. We also expect to incur losses from our clinical activities until revenues from RenovoCath sales grow and outpace cash and non-cash expenses. Losses may also continue until regulatory approval is granted for our lead product candidate, IAG, and until IAG is commercially launched and revenues are generated from sales of IAG, all of which, with respect to IAG, will not occur for several years. We face the risk that commercial sales of RenovoCath will not grow as anticipated, and regulatory approval of IAG is not guaranteed and may never be obtained. We may also pursue other revenue-generating strategies such as licensing or collaboration agreements. No assurances can be made that we will pursue these strategies, and even if we do, there is a risk that we will be unable to generate revenue from such activities.

We believe we will be able to continue to raise additional required capital as needed through debt financings, private or public equity financings, potential exercises of outstanding warrants, license agreements, collaborative agreements or other arrangements with other companies, or other sources of financing. There can be no assurance that such financing will be available as and when needed or will be at terms acceptable to us. Our inability to raise capital as and when needed would have a negative impact on our liquidity, financial condition and our ability to pursue our business strategy. We will need to generate significant revenue from commercial sales of RenovoCath or otherwise to achieve cashflow positive operations or profitability, and we may never do so. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our clinical trials or other operations. If any of these events occur, our ability to achieve our operational goals would be adversely affected. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described in the section of this Report and our 2025 Annual Report titled “Risk Factors.” Depending on the severity and direct impact of these factors on us, we may be unable to secure additional financing to meet our operating requirements on commercially acceptable terms favorable to us, or at all.

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

During August and September 2026, given a rise in the prevailing market prices for our common stock, outstanding warrants to purchase an aggregate of 2,858,609 shares of our common stock were exercised for cash by the holders thereof (excluding warrants to purchase 491,923 shares of our common stock that were exercised on a cashless basis). As of September 30, 2026, these common stock warrants exercises generated gross proceeds of approximately $3.5 million.

As of the date of this Report, we believe that we have sufficient cash resources, to allow us to fund our operating, investing and financing cash flow needs through at least the next 12 months (i.e., into the second half of 2027). The accompanying unaudited condensed interim financial statements have been prepared assuming that we will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The accompanying unaudited condensed interim financial statements do not reflect any adjustments relating to the recoverability and reclassification of assets and liabilities that might be necessary if we are unable to continue as a going concern.

Sources of Liquidity

Since our inception, we have been primarily a clinical stage company working on the development of IAG, and our principal sources of liquidity have been for the financing transactions we have undertaken as described above. In 2024, we made the decision to launch an effort to commercialize our RenovoCath device as a standalone product within its FDA-cleared fields of use and upon our initial commercialization launch of RenovoCath, we generated revenue in the fourth quarter of 2024. We have since grown our RenovoCath revenues, and our goal is to grow revenues from our RenovoCath commercialization efforts over time. However, we have incurred significant operating losses and negative cash flows from operations and we anticipate that we will continue to incur net losses until our RenovoCath commercial efforts generate meaningful revenues, of which no assurances can be given.

Cash Flows

Our primary uses of cash are to fund our operations including research and development, commercialization of our RenovoCath as a standalone device and selling, general and administrative expenses. We will continue to incur operating losses in the future and expect that our research and development and selling, general and administrative expenses will continue to increase as we continue our research and development efforts with respect to clinical development of IAG and further develop our technology platform, commercializing RenovoCath and ensuring we are complying with the requirements of being a public company (including following our loss of emerging growth company status as of December 31, 2026). The cash used to fund operating expenses is impacted by the timing of when we pay expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash provided by (used in):
Operating activities	$(9,115)	$(7,953)
Investing activities	(90)	(2)
Financing activities	12,585	10,845
Net increase in cash and cash equivalents	$3,380	$2,890

Net Cash Used in Operating Activities

Cash used in operating activities for the nine months ended September 30, 2026, reflected a net loss of $10.1 million, offset by non-cash charges of approximately $1.7 million, and a net change in our operating assets and liabilities of $0.7 million.

Cash used in operating activities for the nine months ended September 30, 2025, reflected a net loss of $8.2 million, offset by non-cash charges of $0.6 million, and a net change in our operating assets and liabilities of $0.4 million.

Cash Used in Investing Activities

Cash used in investing activities for the nine months ended September 30, 2026, consisted of $90,000 for the purchase of property and equipment.

Cash used in investing activities for the nine months ended September 30, 2025, consisted of $2,000 for the purchase of property and equipment.

Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2026 was $12.6 million, consisting primarily of net proceeds from the March 2026 private placement and proceeds of $3.5 million from warrant exercises in August and September 2026.

Net cash provided by financing activities for the nine months ended September 30, 2025 was $10.8 million, consisting primarily of net proceeds from a registered equity offering.

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

There have been no significant changes to our critical accounting policies or significant judgments and estimates for the nine months ended September 30, 2026, from those previously disclosed in our 2025 Annual Report.

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

Emerging Growth Company and Smaller Reporting Company Status

We are currently an “emerging growth company” as defined in the JOBS Act. Under the JOBS Act, companies have extended transition periods available for complying with new or revised accounting standards. We have elected this exemption to delay adopting new or revised accounting standards. We will remain an emerging growth company until the earlier of (1) December 31, 2026, (2) the last day of the fiscal year in which we have total annual gross revenues of at least $1.235 billion, (3) the date on which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, or (4) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. Based on these variables, we will cease being an emerging growth company as of December 31, 2026.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2026. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our periodic reports filed with the SEC (such as this Quarterly Report on Form 10-Q) has been appropriately recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Based on their evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

An investment in our securities is speculative and involves a high degree of risk. You should carefully consider the risk factors below, as well as the other information in this Report, including our unaudited interim condensed financial statements and the related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in our other public filings in evaluating our business, including those risk factors included in our 2025 Annual Report and our other filings with the SEC. The occurrence of any of the events or developments described in our 2025 Annual Report, or summarized below or described elsewhere in this Report or otherwise in our SEC filings could harm our business, financial condition, results of operations, growth prospects or stock price. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations and the market price of our common stock.

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
•
We have incurred significant net losses in each pe3riod since inception, and we expect to continue to incur net losses until we receive FDA approval for our product candidate or until our commercial strategy for RenovoCath generates sufficient revenues.
•
We are executing on a commercial strategy for selling our RenovoCath device on a standalone basis, which is a relatively new activity for our company and subject to significant inherent risks. Such risks make it challenging to predict our results of operations from our commercialization efforts.
•
Our estimates and projections of our total addressable market, potential revenues from commercial activities, the number of cancer centers using our product and the number of centers which we are targeting, and similar metrics related to our commercialization efforts for RenovoCath may prove inaccurate, particularly given that our commercialization efforts are relatively new and are evolving.
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
•
As our ongoing TIGeR-PaC study is our most advanced clinical trial to date, the failure of the study to achieve its clinical endpoints, or our failure to file and receive NDA approval for IAG, could materially harm our reputation and stock price.
•
If we do not achieve our projected commercial or development goals in the timeframes we announce and expect, our stock price may decline and our results of operations would be harmed.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Sixth Amended and Restated Certificate of Incorporation of RenovoRx, Inc.	8-K	001-40738	3.1	August 31, 2021
3.2	Amended and Restated Bylaws of RenovoRx, Inc.	8-K	001-40738	3.1	September 11, 2023
4.1	Specimen Stock Certificate evidencing the Shares of Common Stock	S-1	333-258071	4.4	August 5, 2021
4.2	Form of Pre-Funded Common Stock Purchase Warrant	8-K	001-40738	4.1	April 3, 2023
4.3	Form of Common Stock Purchase Warrant	8-K	001-40738	4.2	April 3, 2023
4.4	Warrant to Purchase Common Stock of RenovoRx, Inc.	8-K	001-40738	10.3	January 29, 2024
4.5	RenovoRx Placement Agent Warrant	8-K	001-40738	10.5	January 29, 2024
4.6	Form of Pre-Funded Common Stock Purchase Warrant of RenovoRx, Inc.	8-K	001-40738	10.2	April 15, 2024
4.7	Form of Series A Warrant to Purchase Common Stock of RenovoRx, Inc.	8-K	001-40738	10.3	April 15, 2024
4.8	Form of Placement Agent Warrant to Purchase Common Stock of RenovoRx, Inc.	8-K	001-40738	10.5	April 15, 2024
4.9	Form of Underwriter Warrant issued in February 2025 Public Offering	8-K	001-40738	4.1	February 10, 2025
4.10	Form of Pre-Funded Warrant Issued to Investors in the March 2026 Private Placement	8-K	001-40738	4.1	March 23, 2026
4.11	Form of Milestone Warrant Issued to Investors in the March 2026 Private Placement	8-K	001-40738	4.2	March 23, 2026
10.1+	Amended and Restated 2021 Omnibus Equity Incentive Plan	8-K	001-40738	10.1	June 30, 2026
10.2+	Amended and Restated Outside Director Compensation Policy	Filed herewith
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
101.INS	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents	Filed herewith
104	Cover Page formatted as Inline XBRL and contained in Exhibit 101	Filed herewith

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

RenovoRx, Inc.

Date: November 5, 2026	By:	/s/ Shaun R. Bagai
Shaun R. Bagai
Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2026	By:	/s/ Mark Voll
Mark Voll
Chief Financial Officer
(Principal Financial Officer)